Form 10-Q
period 2017-03-31
AVENUE THERAPEUTICS, INC.
filed 2017-05-12
CIK 1644963

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File Number 000-55506

AVENUE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York NY 10014

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 4, 2017
Common Stock, $0.0001 par value	10,024,405

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2017

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share amounts)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$-	$197
Deferred financing costs	234	-
Total Assets	$234	$197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$868	$506
Accrued expenses - related party	1,568	1,348
Interest payable	5	57
Accrued interest - related party	404	346
Notes payable - related party	2,919	2,848
NSC notes payable, short-term	1,750	1,000
Derivative warrant liability	311	314
Total current liabilities	7,825	6,419

Convertible notes payable, at fair value	204	200
NSC notes payable, long-term (net of debt discount of $141 and $174, respectively)	1,109	1,826
Total Liabilities	9,138	8,445

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,024,405 and 9,773,810 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Common stock issuable, 0 and 250,595 shares as of March 31, 2017 and December 31, 2016, respectively	-	49
Additional paid-in capital	159	105
Accumulated deficit	(9,064)	(8,403)
Total Stockholders' Deficit	(8,904)	(8,248)
Total Liabilities and Stockholders' Deficit	$234	$197

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Operating expenses:
Research and development	$133	$564
General and administration	371	276
Loss from operations	(504)	(840)

Interest expense	95	85
Interest expense - related party	61	33
Change in fair value of convertible notes payable	4	89
Change in fair value of warrant liabilities	(3)	-
Net Loss	$(661)	$(1,047)

Net loss per common share outstanding, basic and diluted	$(0.07)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	9,068,539	8,310,604

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

($ in thousands, except share amounts)

	Class A Preferred Shares		Common Shares		Common shares	Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	issuable	capital	deficit	deficit
Balance at December 31, 2016	250,000	$-	9,773,810	$1	$49	$105	$(8,403)	$(8,248)
Share based compensation	-	-	-	-	-	5	-	5
Issuance of common shares - Founders Agreement	-	-	250,595	-	(49)	49	-	-
Net loss	-	-	-	-	-	-	(661)	(661)
Balance at March 31, 2017	250,000	$-	10,024,405	$1	$-	$159	$(9,064)	$(8,904)

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(661)	$(1,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	5	9
Change in fair value of convertible notes payable	4	89
Change in fair value of warrant liabilities	(3)	-
Debt discount amortization	33	29
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	362	(192)
Accrued expenses - related party	220	206
Interest payable	(52)	-
Accrued interest - related party	58	29
Net cash used in operating activities	(34)	(877)

Cash flows from financing activities:
Deferred financing costs	(234)	-
Proceeds from notes payable - related party	71	875
Net cash (used in) provided by financing activities	(163)	875

Net change in cash	(197)	(2)
Cash, beginning of period	197	14
Cash, end of period	$-	$12

Supplemental disclosure of cash flow information:
Cash paid for interest	$115	$85

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Organization, Plan of Business Operations and Going Concern Consideration

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”), to develop and market pharmaceutical products for the acute care setting in the United States. The company will focus on developing its product candidate, an intravenous (“IV”) formulation of tramadol HCI (“IV Tramadol”), for moderate to moderately severe post-operative pain.

Going Concern Consideration

As of March 31, 2017, the Company’s working capital deficit was approximately $7.6 million and the Company’s stockholders' deficit was $8.9 million. To date the Company has funded operations through our $3.0 million note in favor of NSC Biotech Venture Fund I, LLC (“NSC Note”) and a working capital line of credit from Fortress (“Fortress Note”). As of March 31, 2017, the Company has borrowed $2.9 million under this credit facility.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its drug candidate that is currently in development. Substantial additional financing will be needed by the Company to fund its operations and to develop and commercialize its drug candidate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued, until such time that capital is raised.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2016, which were included in the Company’s Form 10-12 G/A, as amended, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2017. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The condensed financial statements may not be indicative of future performance and may not reflect what the results of operations, financial position, and cash flows would have been had Avenue operated as an independent entity. Certain estimates, including allocations from Fortress, have been made to provide financial statements for stand-alone reporting purposes. All inter-company transactions between Fortress and Avenue are classified as accrued expenses - related party in the financial statements. The Company believes that the assumptions underlying the financial statements are reasonable. The cost allocation methods applied to certain common costs include the following:

•	Specific identification. Where the amounts were specifically identified to Avenue, they were classified accordingly.
•	Reasonable allocation. Where the amounts were not clearly or specifically identified, management determined if a reasonable allocation method could be applied.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2017 and December 31, 2016.

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is probable. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired are reflected as research and development - licenses acquired on the Company’s Condensed Statement of Operations.

Annual Stock Dividend

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company.

At December 31, 2016, the Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2017. Because the issuance of shares on February 17, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $49,000 in research and development - licenses acquired for the year ended December 31, 2016. On March 13, 2017, the Company issued the 250,595 common shares to Fortress and recorded an approximately $49,000 decrease in common shares issuable and a corresponding increase in additional paid in capital to account for the issuance of the PIK dividend.

Fair Value Measurement

The Company follows accounting guidance on fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards. For stock-based compensation awards to non-employees, the Company measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Valuation of Warrant Related to NSC Note

In accordance with ASC 815 Derivatives and Hedging, the Company classified the fair value of the warrant (“Contingently Issuable Warrants”) that it may be obligated to issue to NSC Biotech Venture Fund I, LLC (“NSC”), in connection with the transfer on October 31, 2015 of $3.0 million of indebtedness to NSC, as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued these Contingently Issuable Warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants should be revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s statement of operations.

Income Taxes

For purposes of these financial statements, the Company’s income tax expense and deferred tax balances have been recorded as if it filed tax returns on a stand-alone basis separate from Fortress.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities measured at the enacted tax rates in effect for the year in which these items are expected to reverse. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock, during the period. Since dividends are declared paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. In the calculation of diluted loss per share, since there was no option or warrants as well as the conversion of rights, the diluted loss per share equaled the basic loss per share during the period.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU No. 2014-15 2016, and its adoption did not have a material impact on the Company’s condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU 2016-09 in the first quarter of 2017, and its adoption did not have a material impact on the Company’s condensed financial statements.

Note 3 - Allocation

The expense allocations to Avenue, represents Lucy Lu's executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. For the three months ended March 31, 2017 and 2016, the allocated expenses related to Lucy Lu were approximately $95,000 and $81,000, respectively, and were recorded 50% to research and development and 50% to general and administration expenses.

Note 4 - Consulting Agreement

On March 10, 2015, the Company entered into a consulting agreement with the CEO of Revogenex (the "Consultant") to provide consulting services to the Company. Under the terms of the agreement the Company paid $25,000 per calendar quarter to the Consultant throughout the initial one-year term of the agreement. On January 19, 2016, the Company terminated its agreement with the Consultant, effective March 10, 2016. For the three months ended March 31, 2017 and 2016, the Company had expenses related to the Consultant of approximately $0 and $16,667, respectively.

Note 5 - Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015, pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “License Agreement”). As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt that Fortress accumulated to NSC for expenses and costs of forming Avenue and obtaining the IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. As additional consideration for the transfer of rights under the Founders Agreement, Avenue shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 7.0 million Class A common shares for approximately 7.4 million common shares and 250,000 Class A Preferred shares (see Note 8).

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue and each of Avenue’s current directors and officers who are directors or officers of Fortress, excluding services provided by Dr. Lucy Lu our Interim Chief Executive Officer and Chief Financial Officer of Fortress, to provide services to Avenue pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to Avenue. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100 million at the beginning of the calendar year.

For the three months ended March 31, 2017 and 2016, the Company had expenses related to the Management Services Agreement of approximately $125,000 and $125,000, respectively.

Fortress Note

Effective March 15, 2015, the Company and Fortress entered into a future advance promissory note (the “Fortress Note”), in which Fortress agreed to provide a working capital line of credit until the Company has a third-party financing. Interest on the Fortress Note is being accrued at 8% per annum and shall be payable to Fortress on the day after the end of each calendar quarter following the first third-party financing. All principal and accrued interest under the Fortress Note is payable on demand following the first third-party financing. This Fortress Note can be pre-paid at any time in cash or through the assumption of Fortress’ indebtedness NSC or other similar indebtedness.

As of March 31, 2017, the Fortress Note totaled approximately $2.9 million. For the three months ended March 31, 2017 and 2016, the Company had interest expense related to the Fortress Note of approximately $57,000 and $29,000, respectively.

Consulting Agreement with Chord Advisors, LLC (“Chord”)

On June 12, 2015, the Company entered into a full-service consulting agreement with Chord to provide advisory accounting services to the Company. Under the terms of the agreement, the Company will pay Chord five thousand dollars ($5,000) per month prior to becoming a public company and seven thousand five hundred dollars ($7,500) per month thereafter to perform back office accounting functions, accounting analysis and financial reporting. Either party upon 30-days written notice can terminate the agreement. In addition to these services, Mr. Horin, a Managing Partner of Chord, will serve as the Company’s Interim Chief Financial Officer. Chord also provides advisory accounting services to Fortress under a separate agreement.

For the three months ended March 31, 2017 and 2016, the Company had expenses related to the consulting agreement with Chord of approximately $15,000 and $20,000, respectively.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company holds a $3.0 million NSC Note for which National Securities, Inc. (“NSC”), a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress.

Note 6 - Notes Payable

NSC Note

At March 31, 2017, the Company has outstanding $3.0 million, under its NSC Note. The NSC Note bears interest at 8.0% per annum payable quarterly during the first twenty-four months (or the first thirty months, if the maturity date is extended) and monthly thereafter until maturity. In January 2017, the Company extended the maturity date of the NSC Note to September 2018. The Company will commence to repay principal in September 2017.

The following table summarizes NSC Note activities for the three months ended March 31, 2017:

($ in thousands)	Note Payable	Discount	Note Payable, Net
December 31, 2016 balance	$3,000	$(174)	$2,826
Amortization of debt discount	-	33	33
March 31, 2017 balance	3,000	(141)	2,859
Less: NSC notes payable, short term	(1,750)	-	(1,750)
NSC notes payable, long term	$1,250	$(141)	$1,109

Note 7 - Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2017, there was no litigation against the Company.

Note 8 - Stockholders’ Deficit

Class A Preferred Shares

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, filed September 13, 2016, Class A Common Stock was eliminated and 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock, with a par value of $0.0001 per share, is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

The holders of the outstanding shares of Class A Preferred Stock shall receive on each February 17 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into Common Stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Common Stock (such dividend being herein called “PIK Dividends”) such that the aggregate number of shares of Common Stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of the Corporation’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into Common Stock, the holders shall receive all PIK Dividends accrued through the date of such conversion. No dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of the Company) on the shares of Common Stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding Common Stock and (B) the whole shares of Common Stock in to which the shares of outstanding Class A Common Stock and the Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock (the “Class A Preferred Stock Ratio”). Thus, the Class A Preferred Stock will at all times constitute a voting majority.

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, a applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction.

Common Stock

Our authorized capital stock will consist of 50,000,000 shares of common stock, with $0.0001 par value, and 2,000,000 shares of Preferred Stock, with $0.0001 par value, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. An election of directors by our stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our Board of Directors, subject to any preferential dividend rights of outstanding preferred stock.

In the event of our liquidation or dissolution, the holders of common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Restricted Stock Awards

The following table summarizes unvested restricted stock award activity for the three months ended March 31, 2017.

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	825,000	$0.15
Vested	-	-
Unvested balance at March 31, 2017	825,000	$0.15

For the three months ended March 31, 2017 and 2016, stock-based compensation expenses associated with the amortization of restricted stock awards for employees and non-employees were approximately $5,000 and $9,000, respectively.

At March 31, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock awards of approximately $19,000, which is expected to be recognized over the remaining weighted-average vesting period of 1.44 years.

Note 9 - Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At March 31, 2017 and December 31, 2016, the warrant balance of approximately $311,000 and $314,000, respectively, was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative contingently issuable warrant liability:

($ in thousands)	NSC Contingently Issuable Warrants	Westpark Contingently Issuable Warrants	Total
Fair value, December 31, 2016	$302	$12	$314
Change in fair value	(3)	-	(3)
Fair value, March 31, 2017	$299	$12	$311

If the Company has an initial public offering and raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it, then NSC will receive a warrant to purchase the Company’s stock equal to 25% of the outstanding note divided by the lowest price the Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Company’s common stock.  In accordance with ASC 815, the Company classifies the fair value of the warrant that may have been granted in connection with the NSC Note transferred to the Company as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued this warrant using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the warrant. At each reporting period, as long as the warrant was potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the warrant, the warrant was revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s statement of operations.

The fair value of the NSC Contingently Issuable Warrants was determined by applying management’s estimate of the probability of issuance of the NSC Contingently Issuable Warrants together with the Black-Scholes option pricing model with the following key assumptions:

	March 31, 2017	December 31, 2016
Risk-free interest rate	2.4%	2.45%
Expected dividend yield	-	-
Expected term in years	10	10
Expected volatility	83%	83%
Probability of issuance of the warrant	50%	50%

The following table sets forth the changes in the estimated fair value for our Level 3 classified convertible notes payable:

($ in thousands)	Westpark Convertible Notes
Fair value, December 31, 2016	$200
Change in fair value	4
Fair value, March 31, 2017	$204

The fair value of Westpark warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy is as follows:

	March 31, 2017	December 31, 2016
Risk-free interest rate	2.4%	2.45%
Expected dividend yield	-	-
Expected term in years	10	10
Expected volatility	86%	87%

Item 2.	Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a specialty pharmaceutical company that acquires, licenses, develops and commercializes products principally for use in the acute/intensive care hospital setting. Our initial product candidate is IV Tramadol, for the treatment of moderate to moderately severe post-operative pain. In the first quarter of 2016, we completed a PK study for IV Tramadol in healthy volunteers as well as an end of phase 2 (“EOP2”) meeting with the FDA. We plan to initiate a Phase 3 development program of IV Tramadol for the management of post-operative pain in 2017. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. We plan to seek additional products to develop in the acute/intensive care hospital market in addition to IV Tramadol. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any product sales from our product candidates.

We are a majority controlled subsidiary of Fortress.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our financial statements.

Results of Operations

General

At March 31, 2017, we had an accumulated deficit of $9.1 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2017 and 2016

	For The Three Months Ended		Change
($ in thousands)	March 31, 2017	March 31, 2016	$	%
Operating expenses:
Research and development	$133	$564	$(431)	-76.42%
General and administration	371	276	95	34.42%
Loss from operations	(504)	(840)	336	-40.00%
	-	-	-	100%
Interest expense	95	85	10	11.76%
Interest expense - related party	61	33	28	84.85%
Change in fair value of warrant liabilities	(3)	-	(3)	100%
Net Loss	$(661)	$(1,047)	$386	-36.87%

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months March 31, 2017 and 2016, research and development expenses were approximately $133,000 and $564,000, respectively. For the three months ended March 31, 2017, the costs were related to the development of IV Tramadol of which, $62,000 relates to our Management Services Agreement with Fortress, and $50,000 relates to personnel costs. For the three months ended March 31, 2016, included expense of approximately $452,700 related to our pharmacokinetics or PK study, to determine a dosing regimen for IV Tramadol that provides a similar exposure profile to that of oral tramadol, $62,000 relates to our Management Services Agreement with Fortress, and $45,000 relates to personnel costs.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses, which include salaries and benefits, and rent expense;
•	license fees and milestone payments related to in-licensed products and technology;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial materials; and
•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, personnel-related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended March 31, 2017 and 2016, general and administrative expenses were approximately $371,000 and $276,000, respectively. For the three months ended March 31, 2017, $62,000 relates to our Management Services Agreement with Fortress, $256,000 relates to professional fees and $50,000 relates to personnel costs. For the three months ended March 31, 2016, $62,000 relates to our Management Services Agreement with Fortress, $163,000 relates to professional fees and $45,000 relates to personnel costs.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	stock compensation granted to key employees and non-employees;
•	support of business development activities; and
•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2017, we had an accumulated deficit of $9.1 million.

On January 3, 2017, in accordance with the terms of the NSC Note, we notified NSC of our intention to extend the maturity date of the original note by six months to September 30, 2018.

Fortress used some of the proceeds from the NSC Note to acquire our license agreement, by transferring this indebtedness to us. The NSC Note allows Fortress to transfer a portion of the proceeds from the NSC Note to us. As of October 31, 2015, we executed an identical NSC Note of $3.0 million in favor of NSC, representing a transfer of Fortress indebtedness.

Through March 31, 2017, we had an Intercompany Working Capital Promissory Note (“Fortress Note”), which approximates $2.9 million.

To date, our operations have been funded by the NSC Note and the Fortress Note and may continue to be funded by the Fortress Note or, if necessary, or until we are able to raise capital. We will need to raise capital in order to proceed with the Phase 3 development program for IV Tramadol in 2017, which is estimated to cost approximately $30.0 million. If our attempts to raise capital are not successful, our future operations would need to be scaled back or discontinued until such time that capital is raised to continue. Our plans to raise capital may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In December 2016, we raised approximately $200,000 of convertible notes.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

	For The Three Months Ended
($ in thousands)	March 31, 2017	March 31, 2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(34)	$(877)
Financing activities	(163)	875
Decrease in cash	$(197)	$(2)

Operating Activities

Net cash used in operating activities was approximately $34,000 for the three-month period ended March 31, 2017, primarily comprised of approximately $661,000 in net loss, partially offset by approximately $588,000 in operating assets, $4,900 of stock-based compensation expenses and $33,000 of amortization of debt expenses.

Net cash used in operating activities was approximately $877,000 for the three-month period ended March 31, 2016, primarily comprised of approximately $1.0 million in net loss, partially offset by approximately $89,000 attributed to the change in the fair value of the warrant liability, approximately $9,500 of stock-based compensation expenses and $29,000 of amortization of debt expenses.

Investing Activities

There were no investing activities for the three-month periods ended March 31, 2017 and 2016.

Financing Activities

Net cash provided by Fortress to fund our working capital activities for the three-month periods ended March 31, 2017 and 2016 was approximately $71,000 and $875,000, respectively, offset by approximately $234,000 of deferred offering costs for the period ended March 31, 2017.

Net cash provided by financing activities for both the three-month periods ended March 31, 2017 and 2016 included proceeds from notes payable - related party.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 1A.	Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We currently have no drug products for sale, and only one drug product candidate, IV Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that this product candidate will receive regulatory approval or be successfully commercialized.

Our business success depends on our ability to obtain regulatory approval for and successfully commercialize our only product candidate, IV Tramadol, and any significant delays in obtaining approval for and commercializing IV Tramadol will have a substantial adverse impact on our business and financial condition.

If approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	hire, train, deploy and support our sales force;
•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	obtain sufficient quantities of IV Tramadol from our third-party manufacturers as required to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms; and
•	maintain patent protection and regulatory exclusivity for IV Tramadol.

We may not receive regulatory approval for IV Tramadol or future product candidates, or its or their approvals may be further delayed, which would have a material adverse effect on our business and financial condition.

IV Tramadol and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency (the “EMA”) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidate IV Tramadol or any future product candidates will prevent us from commercializing the product candidates. We have not received approval to market IV Tramadol from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidate IV Tramadol or any future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our product candidate or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is granted at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidate or any future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidate or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidate or any future product candidates.

If IV Tramadol is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate, lose potential revenues or be unable to meet market demand.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have entered into a development and supply agreement for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of IV Tramadol. Any termination or disruption of this relationship may materially harm our business and financial condition, and frustrate any commercialization efforts for this product candidate.

In order to meet anticipated demand for IV Tramadol, if this product candidate is approved, we have one manufacturer to provide us clinical and commercial supply of IV Tramadol in accordance with the Current Good Manufacturing Practice (“cGMP”). We also plan to qualify a backup manufacturer, although we currently only have a single manufacturer.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture IV Tramadol, and any other product candidates we may in-license, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or our future product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidate or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidate or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidate or future product candidates could also result in the inclusion of unfavorable information in our product labeling, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of our product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

For example, the adverse events observed in the IV Tramadol clinical trials completed to date include nausea, dizziness, drowsiness, tiredness, sweating, vomiting, dry mouth, somnolence and hypotension.

Additionally, if one or more of our current or future product candidates receives marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;
•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate or future product candidates or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

Even if IV Tramadol receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

IV Tramadol and any other product candidates we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act (the “FDCA”) relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits;
•	suspension or withdrawal of marketing or regulatory approvals;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the United States and some foreign jurisdictions, there have been a number of proposed and enacted legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013. On March 1, 2013, President Obama signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Public concern regarding the safety of drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV Tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV Tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize IV Tramadol may be otherwise adversely impacted.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of IV Tramadol from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render IV Tramadol obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render IV Tramadol obsolete or noncompetitive.

IV Tramadol will compete with well-established products with similar indications. Competing products available for the treatment of pain include Ofirmev (IV acetaminophen) and intravenous formulations of non-steroidal anti-inflammatory drugs (NSAIDs) such as Dyloject (diclofenac), Toradol (ketorolac), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia. In addition to approved products, there are a number of product candidates in development for the treatment of acute pain. The late-stage pain development pipeline is replete with reformulations and fixed-dose combination products of already available therapies. Among specific drug classes, opioid analgesics and NSAIDs represent the greatest number of agents in development. Most investigational opioids that have reached the later stages of clinical development are new formulations of already marketed opioids. Likewise, investigational NSAIDs - mostly lower dose injectable reformulations of already approved compounds - are another significant area of late-stage drug development in the post-operative pain space. There are also several agents with novel mechanisms in clinical development, such as CR845 (Cara Therapeutics, Inc.) and TRV130 (Trevena, Inc.)

Competitors may seek to develop alternative formulations of intravenous centrally acting synthetic opioid analgesics for our targeted indications that do not directly infringe on our in-licensed patent rights. The commercial opportunity for IV Tramadol could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;
•	development resources, including personnel and technology;
•	clinical trial experience;
•	regulatory experience;
•	expertise in prosecution of intellectual property rights; and
•	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize IV Tramadol. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products.

If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third-party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire will depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts;

•	limitations or warnings contained in the product’s FDA-approved labeling;

•	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell IV Tramadol and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

If the government or third-party payors fail to provide adequate coverage and payment rates for IV Tramadol or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidate or future product candidates. Accordingly, IV Tramadol or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidates that receive marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of IV Tramadol or another product candidate, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our future products, if any, on our own include, but are not necessarily limited to:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on third-party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV Tramadol and for any future product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice (“GLP”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If any of our relationships with these third-party contract research organizations or clinical research organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or clinical research organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or clinical research organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or clinical research organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or clinical research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

IV Tramadol and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The U.S. Drug Enforcement Administration (the “DEA”), restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for IV Tramadol.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidate or future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidate or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

If we breach the agreement under which we license rights to IV Tramadol, we could lose the ability to continue to develop and commercialize this product candidate.

In February 2015, Fortress obtained an exclusive license to IV Tramadol for the U.S. market from Revogenex pursuant to the License Agreement; Fortress transferred the License Agreement to us. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under our License Agreement, our ability to develop and commercialize this product candidate may be adversely affected. Any uncured, material breach under our License Agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for IV Tramadol or other product candidates we may license or acquire and may have to limit their commercialization.

The use of IV Tramadol and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire trial programs;
•	decreased demand for any product candidates or products that we may develop;
•	initiation of investigations by regulators;
•	impairment of our business reputation;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize our product candidate or future product candidates.

We will obtain limited product liability insurance coverage for any and all of our upcoming clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our future growth depends on our ability to identify and acquire or in-license products and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for IV Tramadol could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidate may be delayed.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to IV Tramadol or any other product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for IV Tramadol or any other product candidate we may license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen (18) months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The patent rights that we have in-licensed covering the infusion time and PK profile for IV Tramadol are limited to a specific intravenous formulation of centrally acting synthetic opioid analgesic, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.

The active ingredients in IV Tramadol have been generic in the U.S. for a number of years. While we believe that the 622 Patent provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another intravenous formulation of tramadol and commercialize it without infringing on our patent.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
•	our licensors might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate our product candidate or any future product candidates technologies;
•	it is possible that none of the pending patent applications licensed to us will result in issued patents;
•	the issued patents covering our product candidate or any future product candidates may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;
•	we may not develop additional proprietary technologies that are patentable; or
•	patents of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell IV Tramadol or any other product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that IV Tramadol may infringe. There could also be existing patents of which we are not aware that IV Tramadol may inadvertently infringe.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe on their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

 Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently party to a license agreement for IV Tramadol. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidate or future product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We are an emerging growth company with a limited operating history. We have focused primarily on in-licensing and developing IV Tramadol, with the goal of supporting regulatory approval for this product candidate. We have incurred losses since our inception in February 2015. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•	IV Tramadol or other product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
•	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;
•	there are any delays in completing our clinical trials or the development of any of our product candidates;
•	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•	there variations in the level of expenses related to our future development programs;
•	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and
•	there are any regulatory developments affecting IV Tramadol or the product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	obtain regulatory approval for IV Tramadol, or any other product candidates that we may license or acquire;
•	manufacture commercial quantities of IV Tramadol or other product candidates, if approved, at acceptable cost levels; and
•	develop a commercial organization and the supporting infrastructure required to successfully market and sell IV Tramadol or other product candidates, if approved.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in our value could also cause you to lose all or part of your investment.

Our short operating history makes it difficult to evaluate our business and prospects.

We were incorporated on February 9, 2015 and have only been conducting operations with respect to IV Tramadol since February 17, 2015. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any past quarterly period as an indication of future operating performance.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date, and do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, pre-clinical and clinical trials for our product candidates;
•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
•	the success of the commercialization of one or more of our product candidates.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock value to decline or require that we wind down our operations altogether.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We intend to become a listed and traded public company. As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the rules of any stock exchange on which we may become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

A business that we identify as a potential acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “ JOBS Act ”). We will remain an “emerging growth company” for up to five (5) years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 6, 2017, on our financial statements for the periods ended December 31, 2016 and 2015, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The substantial doubts are based on our working capital deficit of approximately $6.2 million and $2.4 million respectively and our stockholders’ deficit of approximately $8.2 million $5.2 million respectively, and the Company has incurred losses of approximately $3.2 million for the year ended December 31, 2016 and $5.2 million for the period from inception to December 31, 2015. As of March 31, 2017, our working capital deficit was $7.6 million. Further, the Company expects to continue to incur significant costs in pursuit of its financing plans and product development. Our ability to continue as a going concern will be determined by our ability to raise additional capital in the form of debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for our Common Stock. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The market price of our Common Stock is likely to continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize IV Tramadol or future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching this product candidate, if approved;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	the failure of IV Tramadol or future product candidates, if approved, to achieve commercial success;
•	announcements of the introduction of new products by us or our competitors;
•	developments concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of our potential products;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

Fortress controls a voting majority of our Common Stock.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress will be entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock (the “ Class A Preferred Stock Ratio ”). Thus, Fortress will at all times have voting control of Avenue. Further, for a period of ten (10) years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of the directors of Avenue. This concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of Avenue or our assets, and might affect the prevailing market price of our Common Stock.

We might not realize the potential benefits from our separation from Fortress.

We might not realize the potential benefits that we expect from our separation from Fortress. By separating from Fortress, there is a risk that we might be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Fortress. In addition, we will incur significant costs, which might exceed our estimates, and we will incur some negative effects from our separation from Fortress as we will likely have substantially less resources than Fortress.

Our separation from Fortress might present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of our separating from Fortress and our separation from Fortress might not be completed as successfully and cost-effectively as we anticipate. This could have an adverse effect on our business, financial condition and results of operations. For instance, these difficulties may include:

•	The challenge of effecting the separation while carrying on the ongoing operations of each business;
•	The potential difficulty in retaining key officers and personnel of each company; and
•	Separating corporate infrastructure, including but not limited to systems, insurance, accounting, legal, finance, tax and human resources, for each of the two companies.

Concerns about our prospects as a stand-alone company could affect our ability to retain employees.

The separation represents a substantial organizational and operational change and our employees might have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity and our ability to maintain our independence after the separation. If we are not successful in assuring our employees of our prospects as an independent company, our employees might seek other employment, which could materially adversely affect our business.

Fortress has the right to receive a significant grant of shares of our common stock annually which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress will receive a grant of shares of our Common Stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, will receive an annual dividend, payable in shares of Common Stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our Common Stock and, if the value of Avenue has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we entered into with Fortress in connection with the separation include an MSA and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

The ownership by our executive officers and some of our directors of shares of equity securities of Fortress and/or rights to acquire equity securities of Fortress might create, or appear to create, conflicts of interest.

Because of their current or former positions with Fortress, some of our executive officers and directors own shares of Fortress common stock and/or options to purchase shares of Fortress common stock. Their individual holdings of common stock and/or options to purchase common stock of Fortress may be significant compared to their total assets. Ownership by our directors and officers, after our separation, of common stock and/or options to purchase common stock of Fortress create might appear to create conflicts of interest when these directors and officers are faced with decisions that could have different implications for Fortress than for us. For instance, and by way of example, if there were to be a dispute between Fortress and us regarding the calculation of the royalty fee due to Fortress under the terms of the Founders Agreement, then certain of our senior employees may have and will appear to have a conflict of interest with regard to the outcome of such dispute.

The dual roles of our officers and directors who also serve in similar roles with Fortress could create a conflict of interest and will require careful monitoring by our independent directors.

We share some directors with Fortress, and in addition, under the Management Services Agreement, we will also share some officers with Fortress. This could create conflicts of interest between the two companies in the future. While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to Avenue, and they are not required to notify Avenue prior to pursuing the opportunity. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of Avenue could expose us to claims by our investors and creditors, and could harm our results of operations.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Founders Agreement, on February 17, 2017, the Company issued 250,595 shares of common stock to Fortress, which equaled to 2.5% of the fully-diluted outstanding equity of Avenue at the time of issuance for the annual equity fee. The Company recorded an expense of approximately $49,000, in research and development licenses-acquired related to this stock grant during the period ended December 31, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Financial Statements and Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 12, 2017	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
Interim President and Chief Executive Officer
(Principal Executive Officer)

Exhibit No.	Description
31.1*	Certification of Interim Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.
31.2*	Certification of Interim Chief Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.
32.1*	Certification of Interim Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.
32.2*	Certification of Interim Chief Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2017.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

