Form 10-Q
period 2017-06-30
AVENUE THERAPEUTICS, INC.
filed 2017-08-11
CIK 1644963

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 4, 2017
Common Stock, $0.0001 par value	10,041,008

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2017

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$34,683	$197
Prepaid expenses	22	-
Total Assets	$34,705	$197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$826	$506
Accrued expenses - related party	167	1,348
Interest payable	56	57
Accrued interest - related party	120	346
Notes payable - related party	3,486	2,848
NSC notes payable, short-term	2,500	1,000
Derivative warrant liability	-	314
Total current liabilities	7,155	6,419

Convertible notes payable, at fair value	-	200
NSC notes payable, long-term (net of debt discount of $106 and $174, respectively)	394	1,826
Total Liabilities	7,549	8,445

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 83,333 shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,041,008 and 3,257,936 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1	1
Common stock issuable, 0 and 83,532 shares as of June 30, 2017 and December 31, 2016, respectively	-	49
Additional paid-in capital	38,625	105
Accumulated deficit	(11,470)	(8,403)
Total Stockholders' Deficit	27,156	(8,248)
Total Liabilities and Stockholders' Deficit	$34,705	$197

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

($ in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating expenses:
Research and development	$447	$421	$580	$985
General and administration	1,297	217	1,668	493
Loss from operations	(1,744)	(638)	(2,248)	(1,478)

Interest expense	93	87	188	172
Interest expense - related party	20	46	81	79
Change in fair value of convertible notes payable	95	-	99	-
Change in fair value of warrant liabilities	454	-	451	89
Net Loss	$(2,406)	$(771)	$(3,067)	$(1,818)

Net loss per common share outstanding, basic and diluted	$(0.70)	$(0.28)	$(0.95)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	3,459,942	2,785,865	3,242,602	2,761,367

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

($ in thousands, except share amounts)

	Class A Preferred Shares		Common Shares		Common shares	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	issuable	capital	deficit	deficit
Balance at December 31, 2016	83,333	$-	3,257,936	$1	$49	$105	$(8,403)	$(8,248)
Share based compensation	-	-	-	-	-	24	-	24
Issuance of common shares - Founders Agreement	-	-	241,657	-	(49)	997	-	948
Issuance of common shares, net of costs	-	-	6,325,000	-	-	34,503	-	34,503
Conversion of MSA fees into common shares	-	-	166,666	-	-	1,000	-	1,000
Issuance of warrants under the NSC Note	-	-	-	-	-	750		750
Conversion of notes payable	-	-	49,749	-	-	200	-	200
Change in fair value of convertible notes warrants	-	-	-	-	-	15	-	15
Modification to interest on fortress note	-	-	-	-	-	300	-	300
Contribution of capital - extinguishment of Fortress compensation accrual	-	-	-	-	-	632	-	632
Change in fair value of convertible notes payable	-	-	-	-	-	99	-	99
Net loss	-	-	-	-	-	-	(3,067)	(3,067)
Balance at June 30, 2017	83,333	$-	10,041,008	$1	$-	$38,625	$(11,470)	$27,156

 The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(3,067)	$(1,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	24	18
Change in fair value of convertible notes payable	99	-
Change in fair value of warrant liabilities	451	89
Debt discount amortization	68	60
Issuance of common shares - Founders Agreement	948	-
Changes in operating assets and liabilities:
Prepaid expenses	(22)	(1)
Accounts payable and accrued expenses	320	69
Accrued expenses - related party	451	396
Interest payable	(1)	-
Accrued interest - related party	74	71
Net cash used in operating activities	(655)	(1,116)

Cash flows from financing activities:
Issuance of common shares	37,950	-
Offering costs	(3,447)	-
Proceeds from notes payable - related party	638	1,134
Net cash provided by financing activities	35,141	1,134

Net change in cash	34,486	18
Cash, beginning of period	197	14
Cash, end of period	$34,683	$32

Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$120

Non-cash financing activities:
Conversion of MSA fees into common shares	$1,000	$-
Issuance of warrants	$750	$-
Extinguishment of Fortress compensation accrual	$632	$-
Modification to interest on fortress note	$300	$-
Conversion of notes payable	$200	$-
Change in fair value of convertible notes warrants	$15	$-

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

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

On June 26, 2017, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance of of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts, and other offering costs.

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

Reverse stock split

On June 26, 2017, the Company effected a 3.0-to-1.0 reverse stock split of Company's common stock. No fractional shares were issued in connection with the stock split. The par value and other terms of these classes of stock were not affected by the reverse stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these condensed financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split. Further, the fair value of stock issuances have been retroactively adjusted in these unaudited condensed financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2017 and December 31, 2016.

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

Annual Stock Dividend

In July 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 83,333 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company.

At December 31, 2016, the Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2017. Because the issuance of shares on February 17, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $49,000 in research and development - licenses acquired for the year ended December 31, 2016. On March 13, 2017, the Company issued the 83,532 common shares to Fortress and recorded an approximately $49,000 decrease in common shares issuable and a corresponding increase in additional paid in capital to account for the issuance of the PIK dividend.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Valuation of Warrant Related to NSC Note

In accordance with Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging, the Company classified the fair value of the warrant (“Contingently Issuable Warrants”) that it may be obligated to issue to National Securities, Inc. (“NSC”), in connection with the transfer on October 31, 2015 of $3.0 million of indebtedness to NSC, as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued these Contingently Issuable Warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants should be revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s statement of operations. On June 26, 2017, the warrants were issued (See Note 6).

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

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock, during the period. Since dividends are declared paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. In the calculation of diluted loss per share, since there was no option or warrants as well as the conversion of rights, the diluted loss per share equaled the basic loss per share during the period. Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2017 consist of 127,488 warrants and 199,999 unvested restricted stock awards. Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2016 consist of 274,999 unvested restricted stock awards.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures, but does not expect it to have a significant impact.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

Note 3 - Allocation

The expense allocations to Avenue, representing Lucy Lu's executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. For the three months ended June 30, 2017 and 2016, the allocated expenses related to Lucy Lu were approximately $0.1 million and $70,000, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. For the six months ended June 30, 2017 and 2016, the allocated expenses related to Lucy Lu were approximately $0.2 million and $0.2 million, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. Upon the IPO, Fortress and Avenue agreed to extinguish the total amount accrued under these expense allocations. Therefore, the Company recorded the $0.6 million related to the allocations of Lucy Lu’s compensation as a contribution of capital on the Company’s unaudited Condensed Balance Sheets as of June 30, 2017.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Agreements

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

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 83,333 Class A Preferred shares (see Note 6).

On June 26, 2017, the Company issued 158,125 common shares to Fortress representing 2.5% of common shares issued in connection with the IPO (see Note 6).

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue and each of Avenue’s current directors and officers who are directors or officers of Fortress, excluding services provided by Dr. Lucy Lu, the Company’s current Chief Executive Officer as of June 26, 2017 and the former Chief Financial Officer of Fortress (resigned as of June 26, 2017), to provide services to Avenue pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, Fortress will render advisory and consulting services to Avenue. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year.

On May 15, 2017, the Company and Fortress amended the MSA to allow for payment of the Annual Consulting Fee in the Company’s common stock in increment of $0.5 million, prior to the launch of the Company’s IPO (see Note 6). On June 26, 2017, the Company repaid $1.0 million of the outstanding 2015 and 2016 Annual Consulting fees by issuing 166,666 shares of the Company’s common stock at the offering price of $6.00 per share.

For the three months ended June 30, 2017 and 2016, the Company had expenses related to the MSA of approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, the Company had expenses related to the MSA of approximately $0.3 million and $0.3 million, respectively.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In May 2017, in anticipation of the Company’s IPO, the Company and Fortress amended the FBIO Note (the “FBIO Note Amendment”), to reduce interest on the FBIO Note from 8% to 2% from inception, effective the closing date of the Company’s IPO. Accordingly, on June 30, 2017, the interest rate was reduced and resulted in a reduction of interest of approximately $0.3 million ($0.4 million at 8% versus $0.1 million at 2%).

In accordance with ASC 470-50, Debt, Modifications and Extinguishments, the Company determined that since the change in interest rate did not materially change the nature of the note, it was accounted for as a modification. As such, at June 30, 2017 the Company recorded a reduction in interest expense of $0.3 million in additional paid in capital on the unaudited Condensed Balance Sheets.

As of June 30, 2017, the Fortress Note totaled approximately $3.5 million. For the three months ended June 30, 2017 and 2016, the Company had interest expense related to the Fortress Note of approximately $16,000 and $43,000, respectively. For the six months ended June 30, 2017 and 2016, the Company had interest expense related to the Fortress Note of approximately $74,000 and $72,000, respectively.

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

For the three months ended June 30, 2017 and 2016, the Company had expenses related to the consulting agreement with Chord of approximately $23,000 and $15,000, respectively. For the six months ended June 30, 2017 and 2016, the Company had expenses related to the consulting agreement with Chord of approximately $38,000 and $30,000, respectively.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company holds an approximate $3.0 million NSC Note (“NSC Note”) for which NSC, a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress.

On June 26, 2017, the Company completed an IPO and NSC acted as co-manager in this offering and earned commissions and fees of approximately $2.3 million.

Note 5 - Notes Payable

NSC Note

At June 30, 2017, the Company has approximately $3.0 million outstanding, under its NSC Note. The NSC Note bears interest at 8.0% per annum payable quarterly during the first twenty-four months (or the first thirty months, if the maturity date is extended) and monthly thereafter until maturity. In January 2017, the Company extended the maturity date of the NSC Note to September 2018.

The following table summarizes NSC Note activities for the six months ended June 30, 2017:

	Note Payable	Discount	Note Payable, Net
December 31, 2016 balance	$3,000	$(174)	$2,826
Amortization of debt discount	-	68	68
June 30, 2017 balance	3,000	(106)	2,894
Less: NSC notes payable, short term	(2,500)	-	(2,500)
NSC notes payable, long term	$500	$(106)	$394

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity

Class A Preferred Shares

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, filed September 13, 2016, Class A Common Stock was eliminated and 2,000,000 shares of Preferred Stock were authorized, of which 83,333 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock, with a par value of $0.0001 per share, is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

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

Common Stock

The Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value, and 2,000,000 shares of Preferred Stock, with $0.0001 par value, of which 83,333 have been designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Initial Public Offering

On June 26, 2017, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts, and other offering costs.

In conjunction with the closing of the IPO the Company issued warrants in connection with its NSC Debt and its Convertible Notes.

Awards to Fortress

On June 26, 2017, pursuant to the terms of the Founders Agreement with Fortress, the Company issued to Fortress 158,125 shares of common stock at $6.00 per share, representing the 2.5% financing fee Fortress receives on third-party financings. The company recorded the expense of approximately $948,000 in general and administrative expense in the unaudited Condensed Statement of Operations for the three and six months ended June 30, 2017.

On June 26, 2017, the Company repaid $1.0 million of the outstanding 2015 and 2016 Annual Consulting fees by issuing 166,666 shares of the Company’s common stock at the offering price of $6.00 per share.

Restricted Stock Awards

The following table summarizes unvested restricted stock award activity for the six months ended June 30, 2017.

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	274,999	$0.44
Vested	(75,000)	0.44
Unvested balance at June 30, 2017	199,999	$0.44

 For the three months ended June 30, 2017 and 2016, stock-based compensation expenses associated with the amortization of restricted stock awards for employees and non-employees were approximately $19,000 and $8,000, respectively. For the six months ended June 30, 2017 and 2016, stock-based compensation expenses associated with the amortization of restricted stock awards for employees and non-employees were approximately $24,000 and $18,000, respectively.

At June 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock awards of approximately $15,000, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.

Common Stock Warrants

On June 26, 2017, sufficient equity capital was raised so that the Company had cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it. As a result, the Company issued 125,000 warrants with an exercise price of par value and a ten-year term. As a result of this transaction, the Company recorded the fair value of these warrants of approximately $750,000 (see Note 7) as an increase to additional paid in capital on the unaudited Condensed Balance Sheets.

On June 26, 2017, in connection with the automatic conversion of the WestPark Convertible Notes, which automatically converted upon the closing of the IPO, the Company issued 2,488 warrants at an exercise price of $4.02 and a ten-year term. Pursuant to the terms of the note agreement, the exercise price represents the price at which the notes converted, which is equal to a 33% discount to the IPO price of $6.00 per share.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 - Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At June 30, 2017 and December 31, 2016, the warrant balance of approximately $0 and $314,000, respectively, was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative contingently issuable warrant liability:

	NSC Contingently Issuable Warrants	Westpark Contingently Issuable Warrants	Total
Fair value, December 31, 2016	$302	$12	$314
Change in fair value	448	3	451
Conversion into common shares	(750)	-	(750)
Change in fair value of convertible notes warrants	-	(15)	(15)
Fair value, June 30, 2017	$-	$-	$-

On June 26, 2017, pursuant to the terms of the Company’s $3.0 million NSC Note, upon the closing of the Company’s IPO, the Company issued to National warrants for 125,000 at par, relating to its aggregate gross proceeds from its third party offerings exceeding five times the value of the debt. Upon the issuance of the warrant, Fortress was removed as the guarantor on the note (see Note 6).

Additionally, on June 26, 2017, the Company issued 2,488 warrants to purchase common shares of the Company at $4.02, to Westpark, in connection with their role as placement agent (see Note 6).

Note 8 – Subsequent Events

Approval of Patent

On May 19, 2017, Avenue announced that Notice of Allowance had been received from the U.S. Patent and Trademark Office (USPTO) for a new patent application (U.S. Application No. 15/163,111), entitled "Intravenous Administration of Tramadol.” The patent application describes and claims a dosing regimen of intravenous (IV) 50 mg tramadol that provides certain pharmacokinetic parameters that are similar to those of 100 mg tramadol HCl administered orally every 6 hours at steady state.  The issuance of the patent (U.S. Patent No. 9,693,949) occurred in July 2017. This patent application falls under Avenue’s licensing agreement with Revogenex Ireland Ltd.

Repayment of NSC Note

On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000.

Repayment of Fortress Note

On July 25, 2017, the Company used some of the proceeds from the IPO to pay off the obligation due under the Fortress Note of approximately $3.5 million and approximately $0.1 million of accrued interest at 2%.

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

On June 26, 2017, we completed an initial public offering (“IPO”) of our common stock, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts, and other offering costs.

We expect to use the proceeds from the above transaction to initiate our first Phase 3 trial in patients with moderate-to-severe pain following bunionectomy in the third quarter of 2017. We anticipate that we will have topline data as early as the second quarter of 2018.

Further, we plan to initiate the second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty in the third quarter of 2018, upon successful completion of the bunionectomy study. Based on the enrollment pace of similar studies, we anticipate that we will have topline data from this second Phase 3 trial as early as mid-2019. We also plan to conduct an open-label safety study, which will run concurrently with the two Phase 3 trials.

If these studies are successful, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by the end of 2019.

We may seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations and research and development activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

Results of Operations

General

At June 30, 2017, we had an accumulated deficit of $11.5 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2017 and 2016

	For The Three Months Ended		Change
($ in thousands)	June 30, 2017	June 30, 2016	$	%
Operating expenses:
Research and development	$447	$421	$26	6%
General and administration	1,297	217	1,080	498%
Loss from operations	(1,744)	(638)	(1,106)	173%

Interest expense	93	87	6	7%
Interest expense - related party	20	46	(26)	(57%)
Change in fair value of convertible notes payable	95	-	95	*
Change in fair value of warrant liabilities	454	-	454	*
Net Loss	$(2,406)	$(771)	$(1,635)	212%

* Comparison to prior period not meaningful

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

For the three months ended June 30, 2017 and 2016, research and development expenses were approximately $0.4 million and $0.4 million, respectively. For the three months ended June 30, 2017, $0.3 million of expense relates to planning for our Phase 3 clinical trial for IV Tramadol, of which $0.1 million is for product supply, $62,500 relates to our Management Services Agreement with Fortress, $64,000 relates to personnel costs and $9,500 relates to stock-based compensation expense. For the three months ended June 30, 2016, included expense of approximately $0.3 million related to our pharmacokinetics or PK study, to determine a dosing regimen for IV Tramadol that provides a similar exposure profile to that of oral tramadol, $62,500 relates to our Management Services Agreement with Fortress, $32,500 relates to personnel costs and $4,000 relates to stock-based compensation expense.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses;
•	license fees and milestone payments related to in-licensed products and technology;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial materials; and
•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, personnel-related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended June 30, 2017 and 2016, general and administrative expenses were approximately $1.3 million and $0.2 million, respectively. For the three months ended June 30, 2017, approximately $0.9 million of expense relates to our issuance of 158,125 common shares to Fortress at $6.00 per shares in connection with the 2.5% common share financing fee Fortress receives on all third party financings, $62,500 relates to our Management Services Agreement with Fortress, $0.2 million relates to professional fees, $74,000 relates to personnel costs and $9,000 relates to stock compensation expense. For the three months ended June 30, 2016, $62,500 relates to our Management Services Agreement with Fortress, $0.1 million relates to professional fees, $35,000 relates to personnel costs and $4,000 relates to stock compensation expense.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	employee-related expenses;
•	support of business development activities; and
•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Interest Expense

Interest expense was $93,000 and $87,000 for the three months ended June 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with National Securities, Inc. (“NSC”).

Interest Expense – Related Party

Interest expense – related party was $20,000 and $46,000 for the three months ended June 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with Fortress. The decrease of $26,000 is due to the reduction of the interest rate from 8% to 2%.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $95,000 and $0 for the three months ended June 30, 2017 and 2016, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable warrants to NSC Biotech Venture Fund I, LLC (“NSC”) under ASC 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited statement of operations. We recorded an expense of $454,000 and $0 for the three months ended June 30, 2017 and 2016, respectively.

 Comparison of the Six Months Ended June 30, 2017 and 2016

	For The Six Months Ended		Change
($ in thousands)	June 30, 2017	June 30, 2016	$	%
Operating expenses:
Research and development	$580	$985	$(405)	(41%)
General and administration	1,668	493	1,175	238%
Loss from operations	(2,248)	(1,478)	(770)	52%

Interest expense	188	172	16	9%
Interest expense - related party	81	79	2	3%
Change in fair value of convertible notes payable	99	-	99	*
Change in fair value of warrant liabilities	451	89	362	407%
Net Loss	$(3,067)	$(1,818)	$(1,249)	69%

* Comparison to prior period not meaningful

 Research and Development Expenses

For the six months ended June 30, 2017 and 2016, research and development expenses were approximately $0.6 million and $1.0 million, respectively. For the six months ended June 30, 2017, $0.3 million of expense relates to the pending initiation of our Phase 3 clinical trial for IV Tramadol, $0.1 million relates to our Management Services Agreement with Fortress, $0.1 million relates to personnel costs and $12,000 relates to stock compensation expense. For the six months ended June 30, 2016, included expense of approximately $0.8 million related to our PK study, $0.1 million relates to our Management Services Agreement with Fortress, $76,000 relates to personnel costs and $9,000 to stock-based compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2017 and 2016, general and administrative expenses were approximately $1.7 million and $0.5 million, respectively. For the six months ended June 30, 2017, approximately $0.9 million of expense relates to our issuance of 158,125 common shares to Fortress at $6.00 per shares in connection with the 2.5% common share financing fee Fortress receives on all third party financings, $0.1 million relates to our Management Services Agreement with Fortress, $0.5 million relates to professional fees, $0.1 million relates to personnel costs and $12,000 for stock based compensation expense. For the six months ended June 30, 2016, $0.1 million relates to our Management Services Agreement with Fortress, $0.3 million relates to professional fees, $82,000 relates to personnel costs and $9,000 to stock-based compensation expense.

Interest Expense

Interest expense was $188,000 and $172,000 for the six months ended June 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with NSC.

Interest Expense – Related Party

Interest expense – related party was $81,000 and $79,000 for the six months ended June 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with Fortress. The increase of $2,000 is due to the increase in borrowings under the loan partially offset by the reduction of the interest rate from 8% to 2% in May 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $99,000 and $0 for the six months ended June 30, 2017 and 2016, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable warrants to NSC Biotech Venture Fund I, LLC (“NSC”) under ASC 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited statement of operations. We recorded an expense of $451,000 and $89,000 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2017, we had an accumulated deficit of $11.5 million.

As of June 30, 2017, we had an outstanding balance of $3.0 million associated with the Related Party Note with National Securities, Inc (“NSC Note”). On July 5, 2017, we repaid the outstanding NSC Note of $3.0 million and accrued interest of approximately $2,000.

As of June 30, 2017, we had a Related Party Working Capital Promissory Note (“Fortress Note”), which approximated $3.5 million. On July 25, 2017, we repaid the obligation due under the Fortress Note of approximately $3.5 million and approximately $0.1 million of accrued interest at 2%.

 On June 26, 2017, we completed an initial public offering (“IPO”) of our common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts, and other offering costs.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at June 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

	For The Six Months Ended
($ in thousands)	June 30, 2017	June 30, 2016
Total cash (used in)/provided by:
Operating activities	$(655)	$(1,116)
Financing activities	35,141	1,134
Net increase in cash	$34,486	$18

 Operating Activities

Net cash used in operating activities was approximately $0.7 million for the six-month period ended June 30, 2017, primarily comprised of approximately $3.1 million in net loss, partially offset by approximately $0.9 million issuance of common shares, approximately $0.8 million increase in operating liabilities and approximately $0.5 million in change in fair value of warrant liabilities.

Net cash used in operating activities was approximately $1.1 million for the six-month period ended June 30, 2016, primarily comprised of approximately $1.8 million in net loss, partially offset by an increase of approximately $0.5 million in operating liabilities.

Financing Activities

Net cash provided by financing activities for the six-month periods ended June 30, 2017 and 2016 was approximately $35.1 million and $1.1 million, respectively. The source of the net cash provided in the 2017 period was mostly our initial public offering of $34.5 million and proceeds from notes payable – related party of approximately $0.6 million. Net cash provided in the six months ended June 30, 2016 were proceeds from notes payable – related party of approximately $1.1 million.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We currently have no drug products for sale, and only one drug product candidate, IV Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will be able to complete the required studies or that this product candidate will receive regulatory approval or be successfully commercialized.

Our business success depends ultimately on our ability to obtain regulatory approval for and successfully commercialize our only product candidate, IV Tramadol, and any significant delays in obtaining approval for and commercializing IV Tramadol will have a substantial adverse impact on our business and financial condition.

If approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	hire, train, deploy and support our sales force;

•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	obtain sufficient quantities of IV Tramadol from our third party manufacturers as required to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	obtain and maintain government and private payer reimbursement for our product; and

•	maintain patent protection and regulatory exclusivity for IV Tramadol.

We may not receive regulatory approval for IV Tramadol or future product candidates, or its or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

IV Tramadol and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or the EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidate IV Tramadol or any future product candidates will prevent us from commercializing the product candidates. We have not received approval to market IV Tramadol from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations as well as consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidate IV Tramadol or any future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our product candidate or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. In addition, our third party supplier may not pass an inspection by the FDA of its manufacturing facilities and we may be forced to identify, qualify and implement additional suppliers.

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

If IV Tramadol is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, to produce the product according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate, lose potential revenues or be unable to meet market demand.

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

In order to meet anticipated demand for IV Tramadol, if this product candidate is approved, we have one manufacturer to provide us clinical and commercial supply of IV Tramadol in accordance with the Current Good Manufacturing Practice, or cGMP. We also plan to qualify a backup manufacturer.

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, as well as controlled substance handling and security requirements, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

If our product candidate or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidate or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidate or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of our product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

For example, some of the adverse events observed in the IV Tramadol clinical trials completed to date include nausea, dizziness, drowsiness, tiredness, sweating, vomiting, dry mouth, somnolence and hypotension.

Additionally, if one or more of our current or future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of serious risk-related labeling statements, specific warnings, precautions, or contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	regulatory authorities may require implementation of burdensome post-market risk mitigation strategies and practices;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining marketing approval and market acceptance of our product candidate or future product candidates or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

Even if IV Tramadol receives regulatory approval, it and any other products we may market will remain subject to substantial regulatory scrutiny.

IV Tramadol and any other product candidates we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and off-label information and if we do not market our products for only their approved indications and on-label information, we may be subject to enforcement action for off-label marketing as well as false claims liability. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

A pharmaceutical product candidate cannot be marketed in the United States or other countries until we have completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our current and future relationships with customers and third party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors, distributors, retailers, marketers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state or foreign laws which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent, making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, or the knowing retention of an overpayment from government health care programs; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s approved labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use or off-label information. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or corrective advertising, institute fines, or could result in disgorgement of money, operating restrictions, injunctions or civil or criminal prosecution by the government, any of which could harm our reputation and business.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of, and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and certain disabled people and introduced a reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this law and future laws could decrease the coverage and price that we will receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Therefore, any limitations in reimbursement that results from the MMA may result in reductions in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidate are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service Act’s pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. The Senate is currently considering its own legislation, and while we believe that the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives, we cannot predict whether it will ever introduce its own bill, what it will be like, if it does, or whether the House and Senate will ultimately agree on a joint bill.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our product candidates, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market experience, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential controlled substance drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV Tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV Tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on production dosing, and our efforts to commercialize IV Tramadol may be otherwise adversely impacted.

Rising public, medical, Congressional, and agency concern around the prescription of controlled substance drug products to patients and a growing movement to reduce the use of opioid drug products, to develop abuse-deterrent products, and to prevent dependence also could negatively impact our ability to commercialize and generate revenue from IV Tramadol if it is approved for marketing in the United States.

If the DEA decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

In July 2014, the U.S. Drug Enforcement Administration, or DEA, classified Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are mostly classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only Schedule IV intravenous opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA might reschedule Tramadol as a Schedule I, II or III controlled substance. Such a rescheduling would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to market IV Tramadol as a safe alternative pain management product.

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

IV Tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia. In addition to approved products, there are a number of product candidates in development for the management of acute pain. The late-stage pain development pipeline is replete with reformulations and fixed-dose combination products of already available therapies. Among specific drug classes, opioid analgesics and NSAIDs represent the greatest number of agents in development. Most investigational opioids that have reached the later stages of clinical development are new formulations of already marketed opioids. Likewise, investigational NSAIDs — mostly lower dose injectable reformulations of already approved compounds — are another significant area of late-stage drug development in the postoperative pain space. There are also several agents with novel mechanisms in clinical development, such as CR845 (Cara Therapeutics, Inc.) and TRV130 (Trevena, Inc.).

Competitors may seek to develop alternative formulations of IV centrally acting synthetic opioid analgesics for our targeted indications that do not directly infringe on our in-licensed patent rights. The commercial opportunity for IV Tramadol could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

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

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire will depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts;

•	limitations or warnings contained in the product’s FDA-approved labeling;

•	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell IV Tramadol and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the hospital marketplace will also depend on our ability to effectively promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may never be successful.

If the government or third party payors fail to provide adequate coverage and payment rates for IV Tramadol or any future products we may license or acquire, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidate or future product candidates. Accordingly, IV Tramadol or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize any product candidate that receives marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of IV Tramadol or another product candidate, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products. There are risks involved with partnering with third party sales forces, including ensuring adequate training on the product, regulatory, and compliance requirements associated with promotion of the product.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV Tramadol and for any future product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our legal and regulatory product development responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third party contract research organizations or clinical research organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or clinical research organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or clinical research organizations involves additional cost and requires extensive training and management time and focus. In addition, there is a natural transition period when a new contract research organization or clinical research organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or clinical research organizations, there can be no assurance that we will not encounter challenges or delays in the future.

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

We also expect to rely on third party manufacturers or third party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including, but not necessarily limited to:

•	reliance on the third party for regulatory compliance and quality assurance;

•	raw material or active ingredient shortages from suppliers the third party has qualified for our product;

•	the possible breach of the manufacturing agreement by the third party;

•	manufacturing delays if our third party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

The U.S. Drug Enforcement Administration, or the DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for IV Tramadol.

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

As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidate or future product candidates. If the third party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidate or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

If we breach the agreement under which we license rights to IV Tramadol, we could lose the ability to continue to develop and commercialize this product candidate.

In February 2015, Fortress obtained an exclusive license to IV Tramadol for the U.S. market from Revogenex Ireland Ltd., or Revogenex, pursuant to the License Agreement; Fortress transferred the License Agreement to us. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under our License Agreement, our ability to develop and commercialize this product candidate may be adversely affected. Any uncured, material breach under our License Agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

Our employees, consultants, or third party partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We will obtain limited product liability insurance coverage for our upcoming clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States with respect to IV Tramadol or any other product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The patent rights that we have in-licensed covering the infusion time and pharmacokinetics, or PK, profile for IV Tramadol are limited to a specific IV formulation of centrally acting synthetic opioid analgesic, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195 and 9,566,253) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing on our patent.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their patents or misappropriated their technology, we could face a number of issues, including:

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

We were incorporated on February 9, 2015, and have only been conducting operations with respect to IV Tramadol since February 17, 2015. We have not yet demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the preclinical and clinical development of IV Tramadol and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and conduct of, and results from, preclinical and clinical trials for our product candidates;

•	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers for clinical trials and in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

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

We are a listed and traded public company. As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the rules of any stock exchange on which we may become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. We may take advantage of these provisions until the earlier of (i) the last day of our fiscal year following the fifth anniversary of the closing of this offering (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1.0 billion of non-convertible debt in any three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

Risks Relating to Securities Markets and Investment in Our Stock

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize IV Tramadol or future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching this product candidate, if approved;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	the failure of IV Tramadol or future product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

Following completion of our initial public offering, Fortress continues to control a voting majority of our common stock, whose interests may differ from yours.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress will be entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock, or the Class A Preferred Stock Ratio. Thus, Fortress will at all times have voting control of us. Further, for a period of ten years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of our directors. This concentration of voting power may delay, prevent or deter a change in control, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our common stock annually, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress will receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, will receive an annual dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

We are a “controlled company” within the meaning of NASDAQ listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of NASDAQ listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of NASDAQ, including (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently do not rely on some or all of these exemptions.

Accordingly, you will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of NASDAQ.

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we entered into with Fortress in connection with the separation include the Management Services Agreement, or the MSA, and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

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

We share some directors with Fortress which could create conflicts of interest between the two companies in the future. While we believe that the Founders Agreement and the Management Services Agreement were negotiated by independent parties on both sides on arm’s length terms, and the fiduciary duties of both parties were thereby satisfied, in the future situations may arise under the operation of both agreements that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, under the Management Services Agreement, Fortress and its affiliates are free to pursue opportunities which could potentially be of interest to us, and they are not required to notify us prior to pursuing the opportunity. Any such conflict of interest or pursuit by Fortress of a corporate opportunity independent of us could expose us to claims by our investors and creditors, and could harm our results of operations.

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

None.

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

Avenue Therapeutics, Inc.
(Registrant)

Date: August 11, 2017	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.
31.2*	Certification of Interim Chief Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.
32.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.
32.2*	Certification of Interim Chief Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2017.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

