Form 10-Q
period 2017-09-30
AVENUE THERAPEUTICS, INC.
filed 2017-11-09
CIK 1644963

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 2, 2017
Common Stock, $0.0001 par value	10,265,174

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2017

2

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$16,050	$197
Short-term investments	10,000	-
Prepaid expenses	126	-
Total Assets	$26,176	$197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,914	$506
Accounts payable and accrued expenses - related party	76	1,348
Interest payable	-	57
Accrued interest - related party	-	346
Notes payable - related party	-	2,848
NSC notes payable, short-term	-	1,000
Derivative warrant liability	-	314
Total current liabilities	1,990	6,419

Convertible notes payable, at fair value	-	200
NSC notes payable, long-term (net of debt discount of $0 and $174, respectively)	-	1,826
Total Liabilities	1,990	8,445

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,265,174 and 3,257,936 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Common stock issuable, 0 and 83,532 shares as of September 30, 2017 and December 31, 2016, respectively	-	49
Additional paid-in capital	38,603	105
Accumulated deficit	(14,418)	(8,403)
Total Stockholders' Equity (Deficit)	24,186	(8,248)
Total Liabilities and Stockholders' Equity (Deficit)	$26,176	$197

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

($ in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,000	$183	$2,580	$1,168
General and administration	848	200	2,516	693
Loss from operations	(2,848)	(383)	(5,096)	(1,861)

Interest income	(6)	-	(6)	-
Interest expense	106	89	294	261
Interest expense - related party	-	53	81	132
Change in fair value of convertible notes payable	-	-	99	-
Change in fair value of warrant liabilities	-	19	451	108
Net Loss	$(2,948)	$(544)	$(6,015)	$(2,362)

Net loss per common share outstanding, basic and diluted	$(0.30)	$(0.19)	$(1.09)	$(0.85)

Weighted average number of common shares outstanding, basic and diluted	9,972,663	2,848,651	5,514,988	2,790,674

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

($ in thousands, except share amounts)

	Class A Preferred Shares		Common Shares		Common shares	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	issuable	capital	deficit	equity (deficit)
Balance at December 31, 2016	250,000	$-	3,257,936	$1	$49	$105	$(8,403)	$(8,248)
Share based compensation	-	-	220,000	-	-	270	-	270
Issuance of common shares - Founders Agreement	-	-	245,823	-	(49)	997	-	948
Issuance of common shares, net of costs	-	-	6,325,000	-	-	34,235	-	34,235
Conversion of MSA fees into common shares	-	-	166,666	-	-	1,000	-	1,000
Issuance of warrants under the NSC Note	-	-	-	-	-	750		750
Conversion of notes payable	-	-	49,749	-	-	200	-	200
Change in fair value of convertible notes warrants	-	-	-	-	-	15	-	15
Modification to interest on fortress note	-	-	-	-	-	300	-	300
Contribution of capital - extinguishment of Fortress compensation accrual	-	-	-	-	-	632	-	632
Change in fair value of convertible notes payable	-	-	-	-	-	99	-	99
Net loss	-	-	-	-	-	-	(6,015)	(6,015)
Balance at September 30, 2017	250,000	$-	10,265,174	$1	$-	$38,603	$(14,418)	$24,186

 The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(6,015)	$(2,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	270	23
Change in fair value of convertible notes payable	99	-
Change in fair value of warrant liabilities	451	108
Debt discount amortization	174	92
Issuance of common shares - Founders Agreement	948	-
Changes in operating assets and liabilities:
Prepaid expenses	(126)	(31)
Accounts payable and accrued expenses	1,408	(95)
Accrued expenses - related party	360	585
Interest payable	(57)	-
Accrued interest - related party	(46)	121
Net cash used in operating activities	(2,534)	(1,559)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposits)	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Issuance of common shares	37,950	-
Offering costs	(3,715)	-
Repurchase common shares, net of non-cash portion	-	(8)
Repayment of NSC Note	(3,000)	-
Proceeds (repayments) from (of) notes payable - related party	(2,848)	1,583
Net cash provided by financing activities	28,387	1,575

Net change in cash	15,853	16
Cash and cash equivalents, beginning of period	197	14
Cash and cash equivalents, end of period	$16,050	$30

Supplemental disclosure of cash flow information:
Cash paid for interest	$297	$183

Non-cash financing activities:
Conversion of MSA fees into common shares	$1,000	$-
Issuance of warrants	$750	$-
Extinguishment of Fortress compensation accrual	$632	$-
Modification to interest on fortress note	$300	$-
Conversion of notes payable	$200	$-
Change in fair value of convertible notes warrants	$15	$-
Issuance of common shares - Founders Agreement	$-	$40
Repurchase common shares	$-	$10
Conversion Class A common shares to Class A preferred shares and common shares	$-	$1

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

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

On June 26, 2017, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance of of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

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

All share and per share amounts, including stock options, have been retroactively adjusted in these condensed financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split. Further, the fair value of stock issuances has been retroactively adjusted in these unaudited condensed financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2017 and at December 31, 2016 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

Short-term Investments – Held to Maturity

The company classifies its certificates of deposit as held to maturity in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months when purchased to be short-term investments. In July 2017 and in September 2017, the Company purchased $5.0 million of certificates of deposit with an original maturity of six months. At September 30, 2017, the Company had approximately $10.0 million in certificates of deposit. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposits with an original maturity of six months should be classified as held-to-maturity as of September 30, 2017. There were no investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Investments consist of short-term FDIC insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value.

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

At December 31, 2016, the Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2017. Because the issuance of shares on February 17, 2017 occurred prior to the issuance of the December 31, 2016 financial statements, the Company recorded approximately $49,000 in research and development - licenses acquired for the year ended December 31, 2016. On March 13, 2017, the Company issued the 87,698 common shares to Fortress and recorded an approximately $49,000 decrease in common shares issuable and a corresponding increase in additional paid in capital to account for the issuance of the PIK dividend.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock, during the period. Since dividends are declared paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required. In the calculation of diluted loss per share, since there were no option or warrants as well as the conversion of rights, the diluted loss per share equaled the basic loss per share during the period. Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2017 consist of 127,488 warrants, 714,999 unvested restricted stock units and awards and 20,000 options. Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2016 consist of 274,999 unvested restricted stock awards.

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU No. 2014-15 2016, and its adoption did not have a material impact on the Company’s condensed financial statements.

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Allocation

The expense allocations to Avenue, representing Lucy Lu's executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. For the three months ended September 30, 2017 and 2016, the allocated expenses related to Lucy Lu were approximately $0 and $70,000, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. For the nine months ended September 30, 2017 and 2016, the allocated expenses related to Lucy Lu were approximately $0.2 million and $0.2 million, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. Upon the IPO, Fortress and Avenue agreed to extinguish the total amount accrued under these expense allocations. Therefore, the Company recorded the $0.6 million related to the allocations of Lucy Lu’s compensation as a contribution of capital on the Company’s unaudited Condensed Balance Sheets as of September 30, 2017.

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

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares (see Note 6).

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2017 and 2016, the Company had expenses related to the MSA of approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company had expenses related to the MSA of approximately $0.4 million and $0.4 million, respectively.

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

In May 2017, in anticipation of the Company’s IPO, the Company and Fortress amended the FBIO Note (the “FBIO Note Amendment”), to reduce interest on the FBIO Note from 8% to 2% from inception, effective the closing date of the Company’s IPO. Accordingly, on June 26, 2017, the interest rate was reduced and resulted in a reduction of interest of approximately $0.3 million ($0.4 million at 8% versus $0.1 million at 2%). In accordance with ASC 470-50, Debt, Modifications and Extinguishments, the Company determined that since the change in interest rate did not materially change the nature of the note, it was accounted for as a modification and recorded as a reduction in interest expense of $0.3 million in additional paid in capital on the unaudited Condensed Balance Sheets.

On July 25, 2017, the Company repaid the outstanding principal and interest balance of the Fortress Note of approximately $3.5 million and $0.1 million, respectively. For the three months ended September 30, 2017 and 2016, the Company had interest expense related to the Fortress Note of approximately $0 and $50,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company had interest expense related to the Fortress Note of approximately $74,000 and $122,000, respectively.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company held an approximate $3.0 million NSC Note (“NSC Note”) for which NSC, a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress. On June 26, 2017, the Company completed an IPO and NSC acted as co-manager in this offering and earned commissions and fees of approximately $2.3 million. On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000.

Note 5 - Notes Payable

NSC Note

At September 30, 2017, the Company has approximately $0 outstanding, under its NSC Note. The NSC Note had interest at 8.0% per annum payable quarterly during the first twenty-four months (or the first thirty months, if the maturity date is extended) and monthly thereafter until maturity. In January 2017, the Company extended the maturity date of the NSC Note to September 2018. On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table summarizes NSC Note activities for the nine months ended September 30, 2017:

	Note Payable	Discount	Note Payable, Net
December 31, 2016 balance	$3,000	$(174)	$2,826
Repayments	(3,000)	-	(3,000)
Amortization of debt discount	-	174	174
September 30, 2017 balance	-	-	-

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

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Initial Public Offering

On June 26, 2017, the Company completed an IPO of its common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

In conjunction with the closing of the IPO, the Company issued warrants in connection with its NSC Debt and its Convertible Notes.

Awards to Fortress

On June 26, 2017, pursuant to the terms of the Founders Agreement with Fortress, the Company issued to Fortress 158,125 shares of common stock at $6.00 per share, representing the 2.5% financing fee Fortress receives on third-party financings. The Company recorded expense of approximately $0 and $948,000 related to the financing fee in general and administrative expense in the unaudited Condensed Statement of Operations for the three and nine months ended September 30, 2017.

On June 26, 2017, the Company repaid $1.0 million of the outstanding 2015 and 2016 Annual Consulting fees by issuing 166,666 shares of the Company’s common stock at the offering price of $6.00 per share.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes unvested restricted stock unit and restricted stock award activity for the nine months ended September 30, 2017:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	274,999	$0.44
Granted	515,000	$6.77
Vested	(75,000)	$0.44
Unvested balance at September 30, 2017	714,999	$5.00

For the three months ended September 30, 2017 and 2016, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $209,000 and $5,000, respectively. For the nine months ended September 30, 2017 and 2016, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $232,000 and $23,000, respectively.

At September 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of approximately $3.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.75 years.

AVENUE THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock Options

During the nine months ended September 30, 2017, 20,000 stock options were granted to a consultant under the 2015 Incentive Plan with a $6.29 exercise price and a five-year life. The stock options were valued using a Black-Scholes model with the following assumptions; volatility of 80%, risk free rate of 1.83% and effective life of 5 years.

The following table summarizes stock option award activity for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2016	-	$-	-
Granted	20,000	6.29	-
Outstanding, September 30, 2017	20,000	$6.29	4.88

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

Note 7 - Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At September 30, 2017 and December 31, 2016, the warrant balance of approximately $0 and $314,000, respectively, was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative contingently issuable warrant liability:

	NSC Contingently Issuable Warrants	Westpark Contingently Issuable Warrants	Total
Fair value, December 31, 2016	$302	$12	$314
Change in fair value	448	3	451
Conversion into common shares	(750)	-	(750)
Change in fair value of convertible notes warrants	-	(15)	(15)
Fair value, September 30, 2017	$-	$-	$-

On June 26, 2017, pursuant to the terms of the Company’s $3.0 million NSC Note, upon the closing of the Company’s IPO, the Company issued to National warrants for 125,000 at par, relating to its aggregate gross proceeds from its third-party offerings exceeding five times the value of the debt. Upon the issuance of the warrant, Fortress was removed as the guarantor on the note (see Note 6).

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

Overview

We are a specialty pharmaceutical company that acquires, licenses, develops and commercializes products principally for use in the acute/intensive care hospital setting. Our product candidate is intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. We plan to seek additional products to develop in the acute/intensive care hospital market in addition to IV Tramadol. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidates.

On June 26, 2017, we completed an initial public offering (IPO) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We have used the proceeds from the above transaction to initiate our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy which had its first patient dosed in September 2017. We anticipate that we will have topline data in the second quarter of 2018.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our financial statements.

Results of Operations

General

At September 30, 2017, we had an accumulated deficit of $14.4 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2017 and 2016

	For The Three Months Ended		Change
	September 30,	September 30,
($ in thousands)	2017	2016	$	%
Operating expenses:
Research and development	$2,000	$183	$1,817	993%
General and administration	848	200	648	324%
Loss from operations	(2,848)	(383)	(2,465)	644%

Interest income	(6)	-	(6)	*
Interest expense	106	89	17	19%
Interest expense - related party	-	53	(53)	(100%)
Change in fair value of warrant liabilities	-	19	(19)	(100%)
Net Loss	$(2,948)	$(544)	$(2,404)	442%

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

For the three months ended September 30, 2017 and 2016, research and development expenses were $2.0 million and $0.2 million, respectively. For the three months ended September 30, 2017, $1.7 million of expense relates to outside costs incurred with the initiation of our Phase 3 clinical trial for IV Tramadol, $0.1 million relates to personnel costs, $78,000 relates to stock-based compensation expense and $62,500 relates to our Management Services Agreement with Fortress. For the three months ended September 30, 2016, $85,000 of expense relates to outside costs related to our PK study, to determine a dosing regimen for IV Tramadol that provides a similar exposure profile to that of oral tramadol, $62,500 relates to our Management Services Agreement with Fortress, $32,000 relates to personnel costs and $2,000 relates to stock-based compensation expense.

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended September 30, 2017 and 2016, general and administrative expenses were $0.8 million and $0.2 million, respectively. For the three months ended September 30, 2017, $0.2 million relates to professional fees, $0.2 million relates to personnel costs, $0.2 million relates to stock compensation expense, $62,500 relates to our Management Services Agreement with Fortress and $0.2 million relates to other general and administrative costs. For the three months ended September 30, 2016, $62,500 relates to our Management Services Agreement with Fortress, $91,000 relates to professional fees, $32,000 relates to personnel costs, $2,000 relates to stock compensation expense, and $12,000 relates to other general and administrative costs

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	market research and other marketing related activities;
•	employee-related expenses;
•	support of business development activities; and
•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Interest Income

Interest income was $6,000 and $0 for the three months ended September 30, 2017 and 2016, respectively. Interest income was from the interest on our cash equivalents.

Interest Expense

Interest expense was $106,000 and $89,000 for the three months ended September 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with National Securities, Inc. (NSC). The note was repaid in full in July 2017 and the $106,000 of interest expense is due to the amortization of the debt discount.

Interest Expense – Related Party

Interest expense – related party was $0 and $53,000 for the three months ended September 30, 2017 and 2016, respectively. Interest expense is primarily related to our note payable with Fortress. The note was repaid in full in July 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable warrants to NSC under ASC 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited statement of operations. We recorded an expense of $0 and $19,000 for the three months ended September 30, 2017 and 2016, respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	For The Nine Months Ended		Change
	September 30,	September 30,
($ in thousands)	2017	2016	$	%
Operating expenses:
Research and development	$2,580	$1,168	$1,412	121%
General and administration	2,516	693	1,823	263%
Loss from operations	(5,096)	(1,861)	(3,235)	174%

Interest income	(6)	-	(6)	*
Interest expense	294	261	33	13%
Interest expense - related party	81	132	(51)	(39%)
Change in fair value of convertible notes payable	99	-	99	*
Change in fair value of warrant liabilities	451	108	343	318%
Net Loss	$(6,015)	$(2,362)	$(3,653)	155%

* Comparison to prior period not meaningful

Research and Development Expenses

For the nine months ended September 30, 2017 and 2016, research and development expenses were approximately $2.6 million and $1.2 million, respectively. For the nine months ended September 30, 2017, $2.1 million of expense relates to outside costs incurred with the initiation of our Phase 3 clinical trial for IV Tramadol, $0.2 million relates to personnel costs, $90,000 relates to stock-based compensation expense and $0.2 million relates to our Management Services Agreement with Fortress. For the nine months ended September 30, 2016, included expense of approximately $0.9 million related to our PK study, $0.2 million relates to our Management Services Agreement with Fortress, $0.1 million relates to personnel costs and $11,000 to stock-based compensation expense.

General and Administrative Expenses

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $2.5 million and $0.7 million, respectively. For the nine months ended September 30, 2017, $0.9 million of expense relates to our issuance of common shares to Fortress in connection with the 2.5% common share financing fee Fortress receives on all third party financings, $0.6 million relates to professional fees, $0.3 million relates to personnel costs, $0.2 million relates to stock compensation expense, $0.2 million relates to our Management Services Agreement with Fortress and $0.3 million relates to other general and administrative costs. For the nine months ended September 30, 2016, $0.2 million relates to our Management Services Agreement with Fortress, $0.3 million relates to professional fees, $0.1 million relates to personnel costs, $11,000 relates to stock compensation expense, and $26,000 relates to other general and administrative costs

Interest Income

Interest income was $6,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Interest income was from the interest on our cash equivalents.

Interest Expense

Interest expense was $0.3 million for the nine months ended September 30, 2017 and 2016 Interest expense was primarily related to our note payable with NSC.

Interest Expense – Related Party

Interest expense – related party was $81,000 and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was primarily related to our note payable with Fortress. The decrease is due to the full repayment of the note payable to Fortress in July 2017 and by the reduction of the interest rate from 8% to 2% in May 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $99,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable warrants to NSC under ASC 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited statement of operations. We recorded an expense of $0.5 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we had an accumulated deficit of $14.4 million.

On June 26, 2017, we completed an IPO of our common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash balances at September 30, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

	For The Nine Months Ended
	September 30,	September 30,
($ in thousands)	2017	2016
Total cash (used in)/provided by:
Operating activities	$(2,534)	$(1,559)
Investing activities	(10,000)	-
Financing activities	28,387	1,575
Net increase in cash	$15,853	$16

Operating Activities

Net cash used in operating activities was approximately $2.5 million for the nine months ended September 30, 2017, primarily comprised of our $6.0 million in net loss, partially offset by: $0.9 million issuance of common shares, $1.5 million increase in operating assets and liabilities, $0.5 million in change in fair value of warrant liabilities, $0.3 million in share based compensation, and $0.2 million in debt discount amortization.

Net cash used in operating activities was approximately $1.6 million for the nine months ended September 30, 2016, primarily comprised of our $2.4 million in net loss, partially offset by: increases of $0.6 million in operating assets and liabilities, $0.1 million in change in fair value of warrant liabilities, and $92,000 in debt discount amortization.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $10.0 million and $0, respectively. The Company purchased short-term investments of certificates of deposits consisting of $10.0 million in the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $28.4 million and $1.6 million, respectively. The source of the net cash provided in the 2017 period was mostly our initial public offering of $34.2 million partially offset by our repayments of notes payable of $5.8 million. Net cash provided in the nine months ended September 30, 2016 were proceeds from notes payable – related party of approximately $1.6 million.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	maintain this product candidate on a commercial scale and maintain sufficient product supply;
•	hire, train, deploy and support our sales force;
•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;
•	obtain sufficient quantities of IV Tramadol from our third-party manufacturers as required to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
•	obtain and maintain government and private payer reimbursement for our product; and
•	maintain patent protection and regulatory exclusivity for IV Tramadol.

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

Our product candidate IV Tramadol or any future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our product candidate or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug by severity of disease, patient group, or include contraindications, interactions, or warnings, which could limit sales of the product. In addition, our third-party supplier may not pass an inspection by the FDA of its manufacturing facilities and we may be forced to identify, qualify and implement additional suppliers.

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

In addition, even if we were to obtain approval, regulatory authorities may, among other things, approve our product candidate or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidate or any future product candidates.

In all interactions with regulatory authorities, the company is exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

All of our contract manufacturers must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program, as well as controlled substance handling and security requirements, and we have little control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product and customer confidence in our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

If our product candidate or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause serious side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high or unacceptable severity or prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidate or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidate or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating market acceptance and revenues from the sale of our product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

IV Tramadol and any other product candidates we may license or acquire will also be subject to ongoing requirements and review of the FDA and other regulatory authorities. These requirements include, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug, and requirements regarding company presentations and interactions with health care professionals.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors, distributors, retailers, marketers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state or foreign laws which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent, making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, or the knowing retention of an overpayment from government health care programs; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of certain approved drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to follow applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s approved labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use or off-label information. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or corrective advertising, institute fines, or could result in disgorgement of money, operating restrictions, injunctions or civil or criminal prosecution by the government, any of which could harm our reputation and business.

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

Most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

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

Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress, but have been met with opposition and have not been enacted so far.

The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

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

In light of widely publicized events concerning the abuse potential and safety risks of certain drug products, the FDA, has place greater scrutiny on opioid products. These events have resulted in the recommended withdrawal of drug products from the marketplace, revisions to drug labeling that further limit use of drug products, the establishment of risk management programs, and discussions over reduced manufacturing quotas for controlled substance products The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to abuse and drug safety issues for opioid products may result in a more cautious approach by the FDA as well as foreign authorities in the review of data from our clinical trials as well as marketing approval decisions. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV Tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV Tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on production dosing, and our efforts to commercialize IV Tramadol may be otherwise adversely impacted.

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

In July 2014, the U.S. Drug Enforcement Administration, or DEA, classified Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are mostly classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only Schedule IV intravenous opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA might reschedule Tramadol as a Schedule I, II or III controlled substance. Such a rescheduling would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to market IV Tramadol as a safe alternative pain management product with a lower abuse potential.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the number of clinical trials sponsored by other companies for the same patient population;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

IV Tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject™ (diclofenac), Toradol® (ketorolac), and Caldolor® (ibuprofen). In addition, we also expect to compete with agents such as Exparel®, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia. In addition to approved products, there are a number of product candidates in development for the management of acute pain. The late-stage pain development pipeline is replete with reformulations and fixed-dose combination products of already available therapies. Among specific drug classes, opioid analgesics and NSAIDs represent the greatest number of agents in development. Most investigational opioids that have reached the later stages of clinical development are new formulations of already marketed opioids. Likewise, investigational NSAIDs — mostly lower dose injectable reformulations of already approved compounds — are another significant area of late-stage drug development in the postoperative pain space. There are also several agents with novel mechanisms in clinical development, such as CR845 (Cara Therapeutics, Inc.) and TRV130 (Trevena, Inc.).

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

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire will depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts;

•	limitations or warnings contained in the product’s FDA-approved labeling;

•	changes in regulatory requirements for opioid drug products;

•	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments.

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

We also expect to rely on third party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including, but not necessarily limited to:

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

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The use of IV Tramadol and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	suspension or termination of clinical trial sites or entire trial programs;

•	decreased demand for any product candidates or products that we may develop;

•	initiation of investigations by regulators;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize our product candidate or future product candidates.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States with respect to IV Tramadol or any other product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for IV Tramadol or any other product candidate we may license or acquire, third parties could use our proprietary information and products without risk of infringement, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, in addition to being costly and time consuming to undertake. For example:

•	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate our product candidate or any future product candidates’ technologies;

•	the scope of our issued patents may not extend to competitive products developed or produced by others;

•	the issued patents covering our product candidate or any future product candidates may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	intellectual property rights of others may have an adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or provoke those parties to petition the PTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. Furthermore, adverse results on US patents may affect related patents in our global portfolio.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we infringe on their patents or misappropriated their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds, time, and may result in an inferior or less-desirable process or product.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties, whom may or may not be interested in granting such a license, to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Even if frivolous or unsubstantiated in nature, litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and the implicated employee(s).

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize IV Tramadol or future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching this product candidate, if approved;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy;

•	price and volume fluctuations in the overall stock market;

•	the failure of IV Tramadol or future product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	health care reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies, and opioid related regulatory, policy, or legislative developments;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Avenue Therapeutics, Inc.
(Registrant)

Date: November 9, 2017	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.
31.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.
32.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.
32.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

