Form 10-K
period 2017-12-31
AVENUE THERAPEUTICS, INC.
filed 2018-03-01
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File Number 001- 38114

AVENUE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4113275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York NY 10014

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	None

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $50,811,757 based upon the closing sale price of our common stock of $7.95 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.   The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of February 14, 2018
Common Stock, $0.0001 par value	10,277,083

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	our use of clinical research centers and other contractors;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidates;

•	acceptance of our products by doctors, patients or payors;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	the volatility of our stock price;

•	expected losses; and

•	expectations for future capital requirements.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.          Business

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

In December 2017, we initiated an open-label safety study, which will run concurrently with the two Phase 3 trials.

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

CORPORATE INFORMATION

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

We maintain a website with the address www.avenuetx.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

In addition, we intend to use our media and investor relations website (http://ir.avenuetx.com/investors), SEC filings, press releases, public conference calls and webcasts as well as social media to communicate with our subscribers and the public about Avenue, its services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC's guidance, we encourage investors, the media, and others interested in Avenue to review the information we post on the U.S. social media channels listed on our website.

OUR STRATEGY

Our primary objective is to establish IV Tramadol as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the management of postoperative pain. The key elements of our strategy include:

•	Complete our Phase 3 program for IV Tramadol. We commenced our first Phase 3 program in the third quarter of 2017 and expect to report topline data from our two pivotal trials as early as the second quarter of 2018 and mid-2019, respectively. We also initiated an open-label safety study in December 2017, which will run concurrently with the two Phase 3 trials.

•	Obtain FDA approval of IV Tramadol for the management of moderate to moderately severe postoperative pain. If our Phase 3 trials meet their primary endpoints, we plan to submit our NDA for IV Tramadol by the end of 2019. We intend to seek FDA approval of IV Tramadol pursuant to Section 505(b)(2) of the FDCA.

•	Commercially launch IV Tramadol in the United States. We intend to directly commercialize IV Tramadol in the United States, if approved, using a small hospital-based sales force. Alternatively, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidate.

•	Maintain, expand and protect our intellectual property portfolio. We intend to expand and protect our intellectual property in the area of IV administration of tramadol in order to maintain a defensible and valuable intellectual property portfolio.

•	Expand our product portfolio through acquiring or in-licensing additional late-stage, or new versions of currently approved hospital-focused products. We will seek additional opportunities to acquire or in-license products to more fully utilize our clinical, regulatory, manufacturing, sales and marketing capabilities. To reduce the time-to-market and the risks and costs of clinical development, we are focusing on products that are in late-stages of development, currently commercialized outside the United States or approved in the United States but with significant commercial potential for proprietary new uses or formulations.

•	Pursue additional indications and commercial opportunities for our product candidates. We will seek to maximize the value of IV Tramadol and any other product candidates we may in-license, acquire or develop by pursuing other indications and commercial opportunities for such candidates.

The U.S. Postoperative Pain Market

We are currently focused on developing our proprietary product candidate, IV Tramadol, for the management of moderate to moderately severe postoperative pain. Even though the postoperative pain market is entrenched with low cost, generic pain relievers, we believe that there still remains a significant unmet medical need for safer and better-tolerated painkillers, which are also referred to as analgesics.

According to Decision Resources’ Acute Pain Report of October 2014, or the 2014 Pain Report, sales of analgesics delivered via parenteral routes (IV, subcutaneous, and intramuscular injections) for the management of acute pain totaled approximately $965 million in the United States in 2013. According to the 2014 Pain Report, there were over ten million select common inpatient procedures performed, all of which likely required postoperative pain management, in the United States in 2013. According to IMS Health, injectable analgesics sold approximately $1 billion in the United States in 2017.

The major goal in the management of postoperative pain is minimizing the dose of medications to lessen side effects while still providing adequate pain relief for analgesia. This is best accomplished with multimodal and preemptive analgesia. An effective pain relief program should be individualized for the particular patient, operation, and circumstances. In clinical practice, as there is no standard set of guidelines to manage postoperative pain, hospitals and even hospital units have their own practice guidelines that are often based on physicians’ prescribing practices. These local guidelines are rooted in physician experience as it relates to anticipated severity of pain due to a particular surgical procedure, and are often modified with consideration to things like staffing limitations, availability of specific drugs and/or formulations, access to patient controlled analgesia, or PCA, systems, and formulary restrictions. Thus, treatment regimens vary widely from hospital to hospital, physician to physician and patient to patient.

Understanding the range of available interventions and considering the type of surgery is essential to safe and effective pain management. The general consensus among pain management practitioners is that use of more than one modality (i.e., molecules with different mechanisms or with different routes of administration) is optimal for successful postoperative pain management. The most commonly prescribed agents in the immediate postoperative pain market are typically acetaminophen, or APAP, NSAIDS, and opioid analgesics. APAP and NSAIDs are not sufficiently effective as the sole agent for pain management after major surgery in most patients. However, when used in conjunction with opioids, APAP and NSAIDs offer substantial benefits as the quality of analgesia is often improved or enhanced due to their differentiated mechanism of action. Nevertheless, the substantial side effects associated with these agents represent an important concern for patients and physicians to address. NSAIDS in particular have their own serious side effects, including increased post-surgery bleeding, peptic ulcer disease and renal impairment, and is associated with hepatic side effects.

Traditional opioids offer safe and effective postoperative pain control and can be used in combination with other agents and techniques. However, the side effects of opioids, such as morphine, include sedation, dizziness, nausea, vomiting, constipation, physical dependence, tolerance, and respiratory depression. Physical dependence and addiction are clinical concerns that may prevent proper prescribing and, in turn, inadequate pain management. Less common side effects include delayed gastric emptying, hyperalgesia, immunologic and hormonal dysfunction, muscle rigidity, and myoclonus.

Therefore, there is still unmet medical need in the post-surgical setting. We believe that IV Tramadol, if approved, can fill this unmet need. If approved for its intended indication, we believe that IV Tramadol will be an opioid effective in treating moderate to moderately severe pain without some of the side effects often seen with traditional opioids.

The table below summarizes the available intravenous analgesic options in postoperative pain management currently available in the United States.

Available Classes	Pain Levels	Common Limitations & Contraindications
IV narcotics	Moderate to severe	Strong sedation
Respiratory depression
Constipation
Risk of dependence
IV NSAIDS	Mild to moderately severe	Post-op bleeding risk
GI side effects
Renal impairment
IV acetaminophen	Mild to moderate	Hepatic impairment

Our Product Candidate

Tramadol, a synthetic dual-acting opioid, is a centrally acting analgesic with weak opioid agonist properties. It also works via the inhibition of serotonin and noradrenaline re-uptake and blocking nociceptive impulses at the spinal level. These opioid and non-opioid modes of action are synergistic, essentially providing “multimodal therapy” with the use of a single drug. Tramadol is also commonly combined with APAP or NSAIDS in clinical practice. Tramadol has a well-established efficacy and safety profile and has been used throughout the world for more than 30 years. In the United States, tramadol is approved and marketed as an oral agent for moderate to moderately severe pain in adults. Tramadol was first approved in the United States in 1995, under the trade name Ultram® immediate release tablet (Ortho-McNeil-Janssen). Ultracet®, a combination product containing tramadol and acetaminophen, is also marketed in the United States (Ortho-McNeil-Janssen). According to Symphony Health Solutions, over 40 million scripts for tramadol and tramadol-containing drugs have been prescribed annually in the United States since 2012.

Tramadol use is associated with fewer side effects compared with the use of other opioids for pain management. Tramadol causes less respiratory depression, has minimal effect on the body’s hemodynamic function, and does not impair immune function. Tramadol also causes minimal gastrointestinal adverse effects, including reduced constipation compared to other opioids. The most common side effects are nausea and dizziness. Importantly, tramadol has low potential for abuse and addiction and is currently classified by the DEA as a Schedule IV controlled substance. For comparison, other opioids which have a high potential for abuse, including meperidine, morphine, hydromorphone and oxycodone, are all classified as Schedule II controlled substances.

Oral tramadol was generally well tolerated in clinical trials evaluating its analgesic safety and efficacy. It has demonstrated utility in patients with a risk of poor cardiopulmonary function, after surgery of the thorax or upper abdomen and when non-opioid analgesics are contraindicated.

The efficacy of oral and parenteral tramadol in relieving moderate to moderately severe postoperative pain associated with surgery was demonstrated in several comparative human clinical trials.

The clinical trials summarized below show that the overall analgesic efficacy of parenteral tramadol was similar to that of morphine and meperidine and comparable or superior to that of pentazocine:

•	In a clinical trial published in Drugs under Experimental and Clinical Research (http://www.ncbi.nlm.nih.gov/pubmed/9604144), 70 patients were treated with parenteral morphine or tramadol following abdominal surgery. Both drugs gave rapid and constant pain relief. The study investigators concluded that tramadol given by intramuscular injection has postoperative analgesic activity similar to morphine, and was better tolerated.

•	In a clinical trial published in Methods and Findings in Experimental and Clinical Pharmacology (http://www.ncbi.nlm.nih.gov/pubmed/8738073), 48 patients after total hip or knee replacement were randomly distributed into three groups and received tramadol, meperidine or saline in a double-blind manner. The conclusion of the study was that meperidine and tramadol produced comparable analgesia, but meperidine induced sedation and respiratory depression while tramadol did not.

•	In a clinical trial published in International Journal of Pharmacological Research (http://www.ncbi.nlm.nih.gov/pubmed/9675626), a total of 50 adults were given tramadol or pentazocine by intramuscular injection for three days post-surgery. The first dose of tramadol was significantly more effective than pentazocine after the first hour. Study investigators concluded that final judgements on efficacy and acceptability were in favor of tramadol while both produced good analgesia.

Advantages of IV Tramadol

Parenteral tramadol is approved and used for the management of moderate to moderately severe postoperative pain throughout much of the world. Parenteral formulations include IV, intramuscular, or IM, and subcutaneous, or SC, formulations. Based on our review of IMS Health data from 2014 to 2016, we believe that parenteral tramadol accounts for approximately 10% of the total IV analgesics used in Europe. There is no parenteral formulation currently approved in the United States.

We believe that the introduction of an IV formulation of tramadol in the United States will address many of the shortcomings of opioids, APAP and NSAIDs currently used in the postoperative setting.

We plan to administer IV Tramadol over approximately 15 minutes in our Phase 3 trials. We believe that our method of administration of IV Tramadol may provide significant benefits such as reduced side effects, compared to previously approved methods of administration of IV Tramadol in Europe, which is typically accomplished via a slow push over 2 to 3 minutes. In addition, we believe our IV Tramadol dosing regimen produces a similar Cmax (maximal blood level) and AUC (overall systemic exposure) to those of oral tramadol at steady state, which ensures an easy transition from IV to oral therapy in the post-surgical setting.

Based on the trials done in Europe and on the data generated with oral tramadol, we believe that IV Tramadol, if approved, will be an attractive option for physicians who treat postoperative pain, due to the following attributes:

•	As an established analgesic, tramadol has documented efficacy and safety for moderate to moderately severe pain and physicians are already familiar with the drug.

•	As a Schedule IV controlled substance, tramadol has less potential for addiction and abuse than other narcotics widely prescribed in the post-surgical setting. In the current environment where the opioid epidemic is a recognized problem in the United States and there are increasing restrictions on Schedule II opioids, a Schedule IV opioid such as tramadol may become a more attractive option.

•	Tramadol’s differentiated safety profile could make it an attractive alternative to currently available stand-of-care opioids. In particular, IV Tramadol could be a suitable choice for patients at risk for respiratory depression, elderly patients with cardiopulmonary compromise, patients with sleep apnea or contraindication to NSAIDS or those with a history of drug dependence or cannot tolerate traditional opioids.

•	Importantly, there is a step-down therapy available for IV Tramadol. Patients are transitioned to oral therapy when they are discharged from the hospital or when they can tolerate oral medicine. Our IV Tramadol dosing regimen provides a similar PK profile to that of oral tramadol at steady state to ensure a smooth step-down process.

We believe that IV Tramadol, if approved, will be a useful and effective tool in the management of acute postoperative pain. Its potential advantages compared to current standard-of-care agents, along with the known efficacy, safety and tolerability profile for oral tramadol support the use of IV Tramadol in this setting. We believe that the risks associated with the use of IV Tramadol will be benign compared to other opioids, and consistent with that of the currently marketed oral tramadol products. Consequently, with the industry trend toward multimodal therapy and away from Schedule II narcotics, we believe that, if approved, IV Tramadol’s unique profile could position it to become an invaluable part of a treating physician’s repertoire of available pharmaceutical options in the management of postoperative pain.

In 2016, we conducted a survey of 30 U.S. anesthesiologists regarding their impression of IV Tramadol. We believe that the feedback was favorable. The table below summarizes the responses from the doctors in this survey.

Overall Impression
Favorable initial impression of tramadol as a potential new IV analgesic	77%

Patients taking	Switch to IV tramadol	Add IV tramadol
IV morphine	40%	41%
IV NSAIDS	26%	37%
IV acetaminophen	24%	35%

Clinical Development History

Revogenex completed multiple nonclinical PK and toxicology studies in dogs, a Phase 1 dose proportionality study and a thorough QT/QTc (TQT) study of IV Tramadol in healthy volunteers, or the TQT Study. The dose proportionality study was designed to compare maximum exposure and cumulative exposures of IV Tramadol to that of oral tramadol, and to assess the dose proportionality of IV Tramadol in healthy adult volunteers. The TQT Study was done to evaluate whether IV Tramadol has the potential to affect the “corrected QT interval”, or QTc, in healthy volunteers. The QTc represents electrical depolarization and repolarization of the heart ventricles. A lengthened QTc is a marker for the potential of ventricular arrhythmias. The results of these studies are consistent with tramadol’s known toxicology profile, pharmacokinetics and pharmacology.

PK Study for IV Tramadol

In general, Phase 2 clinical trials include initial proof-of-concept efficacy studies, dose-finding studies, and initial safety assessments in the target (i.e., to-be-treated) population. We did not conduct Phase 2 clinical trials for IV Tramadol because tramadol is a known analgesic, and oral tramadol is labeled for “moderate to moderately severe pain” in the United States. Instead, we completed pharmacokinetic (PK) simulations and conducted a pharmacokinetic and safety study in healthy volunteers, in order to select a Phase 3 dose and dosing regimen designed to achieve exposure to tramadol similar to that provided by oral tramadol. In 2016, we completed a PK study for IV Tramadol in healthy volunteers. A PK study generally involves dosing an experimental medicine in healthy volunteers and taking a series of blood measurements from the study participants to understand how the body handles the drug. A PK study provides information on important parameters such as systemic exposure, maximal and minimal levels of drug concentration in the blood and their time courses. The PK study we conducted was used to select a dose and dosing regimen of IV Tramadol that achieves similar exposure to that provided by oral tramadol at steady state.

The PK study was designed as a three-way cross over study in 18 healthy volunteers. Each subject in the study served as his/her own control and received oral tramadol as well as two different doses of IV Tramadol. Based on the results of the PK study, we have decided to use a 50 mg dose in our pivotal Phase 3 program.

Our Clinical Development Strategy for IV Tramadol

At our EOP2 meeting with FDA, we discussed Phase 3 program requirements for IV Tramadol and confirmed the key elements of the Phase 3 program design. We plan to conduct two pivotal Phase 3 trials to evaluate the safety and efficacy of IV Tramadol, and one additional safety study. All three trials will enroll patients who require IV analgesia following surgery. We anticipate that approximately 1,000 patients will be enrolled in the Phase 3 program. We believe that the design of our Phase 3 program is consistent with the design of Phase 3 programs for other analgesics being developed by Trevena, Inc., Cara Therapeutics, Inc., and Recro Pharma, Inc.

Postoperative pain following bunionectomy (orthopedic surgery model).  The first Phase 3 trial will be conducted in patients undergoing bunionectomy surgery, which is considered an orthopedic surgical model. Approximately 405 patients will be randomized 1:1:1 to one of two doses of IV Tramadol, or placebo, for 48 hours. The primary efficacy endpoint is Sum of Pain Intensity Difference over 48 hours (SPID 48), which is a measure of the overall effectiveness of the drug in reducing pain intensity during the 48-hour period. This trial commenced in the third quarter of 2017. Based on our enrollment, we anticipate that we will have topline data as in the second quarter of 2018.

Postoperative pain following abdominoplasty (soft tissue model).  The second Phase 3 safety and efficacy trial will be conducted in patients undergoing abdominoplasty surgery, which is considered a soft-tissue surgical model. Approximately 360 patients will be randomized 3:3:2 to IV Tramadol, placebo or a standard-of-care comparator arm. The primary efficacy endpoint is Sum of Pain Intensity Difference over 24 hours (SPID 24). We plan to initiate this trial in the third quarter of 2018 upon the completion of the bunionectomy study. Based on the enrollment pace of similar trials, we anticipate that we may have topline data to be reported as early as mid-2019.

Open-label safety study.  We initiated the safety study in December 2017, and will run this study concurrently with the two Phase 3 trials. Approximately 250 patients will be enrolled in the safety study, which has an open label, single arm design. We anticipate that we will complete this study as early as mid-2019.

If these trials are successful, we plan to submit an NDA for the FDA’s review and approval for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the FDCA by the end of 2019.

License Agreement with Revogenex Ireland Ltd.

Effective as of February 17, 2015, Fortress obtained a worldwide (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections) exclusive license to make, market and sell IV Tramadol pursuant to an agreement with Revogenex, a privately held company in Dublin, Ireland, or the License Agreement. Under the terms of the License Agreement, Fortress paid Revogenex an up-front licensing fee of $2.0 million upon execution and an additional $1.0 million on June 17, 2015; two additional milestones totaling $4.0 million are due upon the completion of certain development goals. Additional high single-digit to low double-digit royalty payments on net sales of licensed products are due. Royalties will be paid on a product-by-product and country-by-country basis until the expiration in each country of the valid patent claim. In return, Fortress obtained the exclusive worldwide rights to U.S. Patent No. 8,895,622 “Intravenous Administration of Tramadol” issued on November 25, 2014, or the ‘622 Patent, U.S. Patent No. 9,561,195 issued on February 7, 2017, or the ‘195 Patent, and U.S. Patent No. 9,566,253 issued on February 14, 2017, or the ‘253 Patent (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections). Additionally, Fortress acquired the rights to an open U.S. Investigational New Drug Application pertaining to IV Tramadol, as well as all supporting documentation and relevant correspondence with the FDA. Further, under the License Agreement, Fortress assumed the rights and obligations of Revogenex under its current manufacturing agreement with Z.F. Polpharma S.A, or the Manufacturing Agreement. Fortress transferred all its rights and obligations under the License Agreement and the Manufacturing Agreement to us pursuant to an Asset Transfer Agreement, dated as of May 13, 2015.

The License Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the License Agreement may also be terminated early by: (i) Revogenex if the NDA has not been filed by February 17, 2020 or February 17, 2021 in the event a Phase 3 Trial does not meet its endpoint, and we have failed to use commercially reasonable efforts to carry out all of the product development, (ii) Revogenex if the FDA does not issue an approval or otherwise issues a “not approvable” notice for the NDA within 15 months after the NDA has been filed with the FDA, although this termination right will be tolled if we are using commercial reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (iii) us if we reasonably determine prior to NDA approval that the development of IV Tramadol is not economically viable, or (iv) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV Tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV Tramadol of at least $20 million in any given calendar year, with certain exceptions.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis of proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments before our competitors do so.

We believe that IV Tramadol, if approved, will compete with a number of opioid and non-opioid drugs that are currently available for the management of acute pain or in development. The most commonly used opioids in the postoperative and acute pain settings are morphine, hydromorphone and fentanyl. The non-opioid drugs used in this setting include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia.

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

Intellectual Property and Patents

General

Our goal is to obtain, maintain and enforce patent protection for our proprietary technologies, including methods of treatment, to preserve our trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents in the United States.

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity or are effectively maintained as trade secrets. We have several patents and patent applications related to our proprietary technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability be extended through the patent restoration program, although any such extension could still be minimal.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology, neither of which may be possible. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Moreover, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would involve substantial costs.

IV Tramadol

Pursuant to the License Agreement described below, we have exclusive, worldwide commercialization rights to U.S. patent No. 8,895,622 (“the ‘622 Patent”). The ‘622 Patent is directed to and claims methods of: treating pain by administering a therapeutically effective dose of tramadol intravenously over a time period from 10 minutes to about 45 minutes (i.e., the rate of IV Tramadol administration); administration over that time period for treating pain in humans by intravenously administering tramadol in solution at a range of concentrations; a method for treating acute pain in humans by administering IV Tramadol over 10 to 30 minutes; a method of treating acute postoperative pain by administering tramadol to a human patient intra-operatively at wound closure, or from first demand of analgesia postoperatively intravenously over a time period from 10 to 30 minutes; administering further doses of IV Tramadol at two to six hour time intervals for at least 48 hours post-surgery and administering an intravenous opioid analgesic which is not tramadol to the patient to further treat the patient’s pain. Further claims of the ‘622 patent are directed to the 50 mg tramadol dose. These methods of treatment may provide significant benefits (e.g., reduced side effects) over previously approved methods of administration of IV Tramadol, in which the dose was typically accomplished over a two to three minute period. Additional claims of the ‘622 Patent focus on the intravenous administration of tramadol over 15 (±2) minutes, which represents the preferred method of administration that we will be pursuing in obtaining approval of our product through the FDA. The ‘622 Patent further describes and claims pharmacokinetic properties of our proprietary method of treatment (e.g., Tmax, Cmax and AUC), which are different from the previously achieved pharmacokinetics of prior IV Tramadol formulations, such as Tramal® solution for injection (available outside the U.S.). This patent is scheduled to expire on April 12, 2032 (absent possible patent term extensions).

In view of additional prior art discovered after the issuance of the ‘622 Patent, we have focused efforts on obtaining further patent coverage for the technology. Pursuant to the License Agreement, we have exclusive, worldwide commercialization rights to all continuation patent filings of the ‘622 Patent. As a first step, we have prosecuted further claims in two continuation patent applications of the ‘622 patent in which all prior art which we uncovered in extensive searches was brought to the attention of the USPTO. The goal was to obtain further patent claims which patentably differentiate over such prior art. To date, our efforts have resulted in the issuance of U.S. Patent No. 9,561,195 (hereinafter referred to as “the ‘195 Patent” which was issued from U.S. Application Serial No. 14/550,279 on February 7, 2017) and U.S. Patent 9,566,253 (hereinafter referred to as “the ‘253 Patent” which was issued from U.S. Application Serial No. 14/713,775 on February 14, 2017), both of which are entitled “Intravenous Administration of Tramadol” and both of which contain the same disclosure (specification) as that of the ‘622 Patent. The ‘195 and ‘253 patents are scheduled to expire on the same day as the expiration of the ‘622 patent (April 12, 2032; absent possible patent term extensions).

The ‘253 patent includes claims directed to a method of treating moderate to severe acute pain in a human patient by a dose of about 50 mg of IV Tramadol over a time period from 10 minutes to 20 minutes, and administering further doses of tramadol at two to six hour time intervals (each dose being administered intravenously over the same time period).

The ‘195 patent includes claims directed to a method of treating moderate to severe acute pain by administering to a human patient a dose of about 50 mg of IV Tramadol over 10 to 20 minutes, and administering further doses of IV Tramadol at two to six hour time intervals to treat pain in said patient, (each dose administered over 10 to 20 minutes), such that the Cmax does not exceed the Cmax of 100 mg oral tramadol. The term Cmax refers to the maximum plasma concentration of tramadol achieved during a dosing interval. The claims of the ‘195 patent therefore further focus on a goal of the technology — that the blood plasma levels of tramadol resulting from our 50 mg intravenous dose to a patient would not be significantly greater than the blood plasma level of the blood plasma levels of tramadol that are already routinely experienced by patients in the United States who are administered an oral dose of 100 mg tramadol. Tramadol hydrochloride is approved in the United States for oral administration in an amount from 50 to 100 mg administered every four to six hours, not to exceed 400 mg/day.

The ‘253 and ‘195 patents include further claims to the treatment method, including also administering one or more doses of an IV opioid analgesic that is not tramadol as rescue medicine to the patient to treat breakthrough pain. The claims are further directed to the use of the treatment method for postoperative pain, and claims are also directed to the treatment method resulting in a reduction in a side-effect associated with tramadol therapy selected from nausea, vomiting, or both.

We believe that the administration of a 50 mg IV Tramadol dose over the prolonged time interval is efficacious and also may advantageously lead to a lower incidence of side effects and increased drug tolerability. Additionally, we believe that the claims of both the ‘253 and ‘195 patents’ patentably differentiate over all prior art that we are aware of and which was made of record with the USPTO.

Additionally, the License Agreement grants us the rights to a further patent as U.S. Patent No. 9,693,949 (“the ‘949 Patent”) to an IV Tramadol dosing regimen which was issued by the USPTO in 2017. This new patent describes and claims a dosing regimen in which our IV Tramadol product is dosed to a human patient(s) for treating acute pain in a manner such that the plasma levels obtained (including but not limited to Cmax and AUC) are very similar to treatment with a 100 mg oral dose of tramadol hydrochloride to a human patient(s) every six hours at steady state. This is accomplished by intravenously administering a first dose of tramadol 50 mg to a human patient; then intravenously administering a second dose of tramadol 50 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 50 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 50 mg at dosage intervals of about 4 hours. It is believed that this dosing regimen may provide advantages over the commercially available oral doing regimen, and further allows the patient to be stepped down from the IV Tramadol dosing regimen to an oral dosing regimen with less concern about deleterious effects which might occur from a switch from IV to oral analgesic medicine (e.g., as would be the case where the switch to an oral version of the drug provides a much different Cmax and AUC than the IV dose provides at steady state). This new dosing regimen is the result of considerable experimentation by us, and a prior art search has not revealed any similar dosing regimen being used or published with respect to IV Tramadol infusions. The patent term of the ‘949 Patent may extend to at least May 24, 2036 (absent possible patent term extensions).

In sum, we believe that our patent filings will prevent third parties from marketing a generic version of our product without infringing claims of the patent(s) we are seeking. Further, we have conducted clearance searches of U.S. issued and foreign patents, and have not identified any bars to the commercialization of our tramadol technology.

In addition to the above patents, we have further patent continuation applications pending with the USPTO, as well as another patient application directed to an intravenous tramadol dosing regimen.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, and continuing technological advances to develop and maintain our competitive position. We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. This knowledge and experience we call “know-how.” To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, scientific advisors, consultants, collaborators and other contractors, upon commencement of a relationship with us, to enter into confidentiality agreements, which prohibit the disclosure of confidential information and, in the case of parties other than our research and development collaborators, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Supply and Manufacturing

The chemical name for tramadol hydrochloride is cis-2-[(dimethyl amino) methyl]-1-(3-methyoxyphenyl) cyclohexanol hydrochloride. Unless otherwise specified, the term tramadol refers to the racemic mixture of the (±) cis isomers. IV Tramadol (Tramadol Hydrochloride Injection) is a sterile solution formulation of tramadol HCl 50 mg/1 mL, for IV administration. Each unit of IV Tramadol consists of glass ampoules of 50 mg of tramadol HCl and sodium acetate as buffering agent in 1 mL of water for injection or 100 mg of tramadol HCl and sodium acetate as buffering agent in 2 mL of water for injection. The final drug product is stable at room temperature.

We do not own or operate manufacturing facilities for the production of IV Tramadol, nor do we have plans to develop or own manufacturing operations in the foreseeable future. Currently, we have one manufacturer who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV Tramadol in accordance with cGMP. We also plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV Tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue.

We and our manufacturer, as well as its key subcontractor, are and will be subject to extensive government regulation in connection with the manufacture of any pharmaceutical product, including ongoing periodic and unannounced inspections by the FDA, the DEA and corresponding state, European and other foreign agencies to ensure strict compliance with cGMPs and other applicable state, federal and foreign regulations. We do not have control over third party manufacturers’ compliance with these regulations and standards, other than through contractual obligations and audit oversight. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and some corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with cGMPs and other FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Government and Industry Regulations

General

U.S. Drug Development

In the United States, the FDA regulates drugs under the FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us If we fail to manufacture any of our product candidates in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may be unable to generate potential revenues.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. We intend to submit our NDAs under the 505(b)(2) regulatory approval pathway. Development and approval of drugs generally involves the following:

•	Submission to the FDA of an IND, which must become effective before clinical trials involving humans may begin;

•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations and other good clinical practices, or GCPs;

•	Submission of an NDA to the FDA;

•	The FDA’s decision within 60 days of its receipt of an NDA to accept it for filing and review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Possible FDA audit of the clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The nonclinical testing, clinical trials and review process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. The data required to support an NDA are generated in two distinct developmental stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and control procedures and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which may support subsequent clinical testing in humans. In the case of documentation to support a 505(b)(2) NDA, this nonclinical data may be referenced in literature or the FDA’s previous findings of safety and efficacy for a listed drug. The sponsor must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

The clinical stage of development involves the administration of the product candidate to healthy volunteers and patients under the supervision of qualified investigators, generally physicians not employed by or under the sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB for each institution where the trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each subject or his or her legal representative and must monitor the clinical trial until completed.

Clinical Trials

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•	Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacology, side effect tolerability and safety of the drug.

•	Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamics information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•	Phase 3 clinical trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the product candidate’s safety and effectiveness for its intended use, establish its overall benefit/risk relationship, and provide an adequate basis for approval.

By following the 505(b)(2) regulatory approval pathway, the applicant may reduce some of the burdens of developing a full clinical program by relying on investigations not conducted by the applicant and for which the applicant has not obtained a right of reference, such as prior investigations involving the listed drug. In such cases, some clinical trials may not be required or may be otherwise limited.

Post-approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional experience from the management of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Before approval, progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB’s requirements or the use of the drug raises any safety concerns. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

Concurrent with clinical trials, companies usually develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing it in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, a drug manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of nonclinical studies and clinical trials, together with other detailed information, including extensive information on manufacturing and drug composition and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2018, effective through September 30, 2018, the user fee for an application requiring clinical data, such as an NDA, is $2,421,495. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,210,748 for FY 2018. PDUFA also imposes an annual Prescription Drug Program Fee ($304,162 per approved product for FY 2018) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

The FDA reviews submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the applications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for an NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product to specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation regarding whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers them carefully when making decisions. NDAs submitted under Section 505(b)(2) are typically not referred to an Advisory Panel for consideration unless new safety information is revealed in the review cycle. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA, and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial, and other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the sponsor interprets the same data.

There is no assurance that the FDA will approve a product candidate for marketing, and the sponsor may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, or it may condition approval on changes to the proposed labeling. The FDA also may condition approval on the development of adequate controls and specifications for manufacturing and a commitment to conduct post-marketing testing and surveillance to monitor the potential effects of approved products. For example, the FDA may require Phase 4 trials designed to further assess a drug’s safety and efficacy.

The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Section 505(b)(2) Regulatory Approval Pathway

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs, or ANDAs, may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

A 505(b)(2) application may be submitted for a new chemical entity, or NCE, when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference. Such data are typically derived from published studies, rather than FDA’s previous findings of safety and effectiveness of a previously approved drug. For changes to a previously approved drug however, an applicant may rely on the FDA’s finding of safety and effectiveness of the approved drug, coupled with information needed to support the change from the approved drug, such as new studies conducted by the applicant or published data. When based on an approved drug, the 505(b)(2) drug may be approved for all of the indications permitted for the approved drug, as well as any other indication supported by additional data.

Section 505(b)(2) applications also may be entitled to marketing exclusivity if supported by appropriate data and information. As discussed in more detail below, three-year new data exclusivity may be granted to the 505(b)(2) application if one or more clinical investigations conducted in support of the application, other than bioavailability/bioequivalence studies, were essential to the approval and conducted or sponsored by the applicant. Five years of marketing exclusivity may be granted if the application is for an NCE, and pediatric exclusivity is likewise available.

Orange Book Listing and Paragraph IV Certification

For NDA submissions, including those under Section 505(b)(2), applicants are required to list with the FDA certain patents with claims that cover the applicant’s product. Upon approval, each of the patents listed in the application is published in Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Any applicant who subsequently files an ANDA or 505(b)(2) NDA that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification.

If an applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the holder of the NDA for the approved drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, the applicant’s successful defense of the suit, or expiration of the patent.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation in which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and other clinical development programs.

Post-Marketing Requirements

Following approval, the company and the new product are subject to continuing regulation by the FDA, which include monitoring and recordkeeping activities, reporting of adverse experiences and complying with promotion and advertising requirements, which include prohibitions on the promotion of the drugs for unapproved, or “off-label” uses. Although physicians may prescribe legally available drugs for off-label treatments, manufacturers may not promote such non-FDA approved uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use on an on-going basis. Further, if there are any modifications to the drug, including changes to indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a supplemental NDA or new NDA, which may require the applicant to develop additional data or conduct additional nonclinical studies or clinical trials.

The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. These regulations require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMPs. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic, unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recalls and product seizures.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrections to advertising or communications to doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Marketing Exclusivity

The FDCA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, for a drug product that contains a previously approved NCE if new clinical investigations, other than bioavailability/bioequivalence studies, were essential to the application’s approval (e.g., for new indications, dosages or strengths of an existing drug). This three-year exclusivity for new data covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication. Furthermore, this exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States, which, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protections or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request.” The FDA issues a written request for pediatric clinical trials before approval of an NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

DEA Regulation

Because our product candidate is subject to the Controlled Substances Act, or CSA, we must comply with various requirements set forth by that legislation, as amended, its implementing regulations and as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredient in our product candidate is a Schedule IV controlled substance.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. Similarly, separate registrations are also required for separate facilities.

The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II controlled substances. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because our products are, and our product candidates are expected to be, regulated as Schedule II controlled substances, they will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II controlled substance for use in manufacturing of our product and product candidates. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings.

In addition to federal scheduling, some drugs may be subject to state-controlled substance regulation and thus more extensive requirements than those determined by the DEA and FDA.

Other Healthcare Laws and Compliance Requirements

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the U.S. Department of Justice, the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

We will also be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;

•	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; and

•	State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. Section 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

As noted above, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment from federal programs, including Medicare and Medicaid. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for such violations could include three times the actual damages sustained by the government, mandatory civil penalties between $10,781 and $21,563 for each separate false claim, exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Private individuals also have the ability to bring actions under the federal False Claims Act, or qui tam actions, and certain states have enacted laws based on the federal False Claims Act.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2017, we had 2 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

Item 1A.          Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

If approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	hire, train, deploy and support our sales force;

•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;

•	obtain sufficient quantities of IV Tramadol from our third-party manufacturers as required to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	obtain and maintain government and private payer reimbursement for our product; and

•	maintain patent protection and regulatory exclusivity for IV Tramadol.

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

President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the healthcare industry and others. The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Executive Order is not clear. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195, 9,566,253 and 9,693,949) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing on our patent.

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

These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•	IV Tramadol or other product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates;

•	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	there are variations in the level of expenses related to our future development programs;

•	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

•	there are any regulatory developments affecting IV Tramadol or the product candidates of our competitors.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the clinical development of IV Tramadol and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” and may take advantage of these provisions until the earlier of (i) December 31, 2022; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion;(iii) the date on which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion of non-convertible debt in any three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

We are a “controlled company” within the meaning of NASDAQ listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of NASDAQ, including (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We intend to rely on some or all of these exemptions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate and executive office is located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. We are not currently under a lease agreement at 2 Gansevoort Street. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has been trading on the NASDAQ Global Market since June 26, 2017, under the symbol “ATXI.” Prior to this, there was no public market for our common stock.

The following table sets forth the high and low closing sale prices of our common stock for the period indicated.

Fiscal Year Ended December 31, 2017	High	Low
Second Quarter (beginning June 26)	$8.25	$7.88
Third Quarter	$8.00	$5.08
Fourth Quarter	$5.64	$3.53

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

Equity Compensation Plans

On August 15, 2017, we filed a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2015 Incentive Plan (“2015 Plan”). The registration statement became effective immediately upon filing, and shares covered by the registration statement are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Holders

As of December 31, 2017, there were approximately 10.3 million shares of common stock outstanding held by 11 record stockholders.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Stock Performance Graph

This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return for our common stock, the NASDAQ Global Markets' Composite (U.S. companies) Index, and the NASDAQ Biotechnology Index from June 27, 2017 through December 31, 2017. The graph assumes that $100 was invested on June 27, 2017 in the common stock of Avenue, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avenue Therapeutics, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology

Index

* $100 invested on June 27, 2017 in stock or index, including reinvestment of dividends.

39

	6/27/2017	12/31/2017
Avenue Therapeutics, Inc.	$100.00	$43.88
NASDAQ Composite	$100.00	$112.31
NASDAQ Biotechnology	$100.00	$103.25

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 2,000,000.

Recent Sales of Unregistered Securities.

Not applicable.

Description of Registrant’s Securities to be Registered.

Not applicable.

Item 6.	Selected Financial Data

The following Statements of Operations data for the years ended December 31, 2017, 2016 and for the period from February 9, 2015 (inception) to December 31, 2015, and Balance Sheet data as of December 31, 2017, 2016 and 2015, as set forth below are derived from our audited financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

Statement of Operations Data	For the Years Ended		For the period from February 9, 2015
	December 31,	December 31,	(Inception) through December 31,
	2017	2016	2015
	(in thousands except share and per share amounts)
Operating expenses:
Research and development	$6,698	$1,331	$961
Research and development - licenses acquired	1,103	49	3,040
General and administration	3,620	997	842
Loss from operations	(11,421)	(2,377)	(4,843)

Interest income	(88)	-	-
Interest expense	294	420	215
Interest expense - related party	81	192	168
Change in fair value of convertible notes payable	99	-	-
Change in fair value of warrant liabilities	451	188	-
Net Loss	$(12,258)	$(3,177)	$(5,226)

Net loss per common share outstanding, basic and diluted	$(1.85)	$(1.11)	$(1.93)

Weighted average number of common shares outstanding, basic and diluted	6,634,937	2,860,526	2,702,403

Balance Sheet Data	December 31,
($ in thousands)	2017	2016	2015
Cash and cash equivalents and short-term investments	$21,782	$197	$14
Total assets	$22,170	$197	$14
Total liabilities	$2,790	$8,445	$5,149
Stockholders' equity (deficit)	$19,380	$(8,248)	$(5,135)

Item 7.	Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Forward-Looking Statements” at the beginning of this Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

In December 2017, we initiated an open-label study, which will run concurrently with the two Phase 3 trials.

If these studies are successful, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by the end of 2019.

Our net loss for the years ended December 31, 2017 and 2016 was approximately $12.3 million and $3.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $20.7 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur increased research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

We anticipate that we will need to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations and research and development activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

We are a majority controlled subsidiary of Fortress. For related party transactions, see Note 5.

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

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired are reflected as research and development — licenses acquired on our Statement of Operations.

Annual Equity Fee

Prior to the September 2016 amendment to the Founder’s Agreement, Fortress was entitled to an annual fee on each anniversary date equal to 2.5% of our fully diluted outstanding equity, payable in Common Stock (Annual Equity Fee). The annual equity fee was part of consideration payable for formation of our Company and identification of certain assets.

We recorded the Annual Equity Fee in connection with the Founders Agreement as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. Our future share prices cannot be estimated due to the nature of our assets and our stage of development. Due to these uncertainties, we concluded that we could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2016. Because the issuance of shares on February 17, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, we recorded approximately $40,000 in research and development - licenses acquired during the period from February 9, 2015 (inception) through December 31, 2015. Pursuant to the terms of the Founders Agreement, as amended in September 2016, this equity fee is no longer payable.

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, we issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of our fully diluted outstanding equity (The Annual Stock Dividend).

We recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. Our future share prices cannot be estimated due to the nature of our assets and our stage of development. Due to these uncertainties, we concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2018 and February 17, 2017. Because the issuance of shares on February 17, 2018 and 2017 occurred prior to the issuance of the December 31, 2017 and 2016 financial statements, respectively, we recorded approximately $1.1 million and $49,000 in research and development - licenses acquired for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

We expense stock-based compensation to employees and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, we measure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Fair Value Option

As permitted under ASC 825, Financial Instruments, (ASC 825), we have elected the fair value option to account for our convertible notes that were issued during 2016. In accordance with ASC 825, we record these convertible notes at fair value with changes in fair value recorded in the Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and were not deferred.

Valuation of Warrant Related to NSC Note

In accordance with ASC 815 Derivatives and Hedging, we classified the fair value of the warrant (Contingently Issuable Warrants) that we may be obligated to issue to National Securities, Inc. (NSC), in connection with the transfer on October 31, 2015 of $3.0 million of indebtedness to NSC, as a derivative liability as there was a potential that we would not have a sufficient number of authorized common shares available to settle this instrument. We valued these Contingently Issuable Warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants had to be revalued and any difference from the previous valuation date would be recognized as a change in fair value in our statement of operations. On June 26, 2017, the warrants were issued.

Income Taxes

No income tax expense or benefit was recognized in the accompanying financial statements. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	For The Year Ended		Change
	December 31,	December 31,
($ in thousands)	2017	2016	$	%
Operating expenses:
Research and development	$6,698	$1,331	$5,367	403%
Research and development - licenses acquired	1,103	49	1,054	2151%
General and administration	3,620	997	2,623	263%
Loss from operations	(11,421)	(2,377)	(9,044)	380%

Interest income	(88)	-	(88)	*
Interest expense	294	420	(126)	(30)%
Interest expense - related party	81	192	(111)	(58)%
Change in fair value of convertible notes payable	99	-	99	*
Change in fair value of warrant liabilities	451	188	263	140%
Net Loss	$(12,258)	$(3,177)	$(9,081)	286%

* Comparison to prior period not meaningful

Research and Development Expenses

For the years ended December 31, 2017 and 2016, research and development expenses were $6.7 million and $1.3 million, respectively. The $5.4 million increase primarily reflects increases of $5.1 million in clinical trial costs associated with the initiation of the bunionectomy study in September 2017 and the initiation of the safety study in December 2017, $0.1 million in personnel costs, and $0.2 million in stock compensation costs.

Research and Development Expenses – Licenses Acquired

For the years ended December 31, 2017 and 2016, research and development expenses – licenses acquired were $1.1 million and $49,000 respectively. The increase of $1.1 million represents the increase in the payment of the annual Class A Preferred Stock dividend of 2.5% of the fully dilutive shares.

General and Administrative Expenses

For the years ended December 31, 2017 and 2016, general and administrative expenses were $3.6 million and $1.0 million, respectively. The $2.6 million increase primarily reflects increases of $0.9 million to our issuance of common shares to Fortress in connection with the 2.5% common share financing fee Fortress receives on all third-party financings, $0.4 million relates to stock compensation expense, $0.3 million relates to personnel costs, $0.3 million relates to market research costs, $0.3 million relates to professional fees and $0.4 million relates to other general and administrative costs such as public company costs, board of director fees, and insurance.

Interest Income

Interest income was $0.1 million and $0 for the years ended December 31, 2017 and 2016, respectively. Interest income was earned from our proceeds from our IPO in June 2017.

Interest Expense

Interest expense was $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. Interest expense was primarily related to our note payable with NSC which was repaid in July 2017.

Interest Expense - Related Party

Interest expense - related party was $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Interest expense - related party was primarily related to our note payable with Fortress. The decrease is due to the full repayment of the note payable to Fortress in July 2017 and by the reduction of the interest rate from 8% to 2% in May 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0.1 million and $0 for the years ended December 31, 2017 and 2016, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable Warrants to NSC under ASC 815, Derivatives and Hedging, for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our statement of operations. We recorded an expense of $0.5 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

Comparison of the Year Ended December 31, 2016 and the Period from February 9, 2015 (Inception) to December 31, 2015

	For The Year Ended	For The Period from February 9, 2015 (Inception) through	Change
	December 31,	December 31,
($ in thousands)	2016	2015	$	%
Operating expenses:
Research and development	$1,331	$961	$370	39%
Research and development - licenses acquired	49	3,040	(2,991)	(98)%
General and administration	997	842	155	18%
Loss from operations	(2,377)	(4,843)	2,466	(51)%

Interest expense	420	215	205	95%
Interest expense - related party	192	168	24	14%
Change in fair value of warrant liabilities	188	-	188	*
Net Loss	$(3,177)	$(5,226)	$2,049	(39)%

* Comparison to prior period not meaningful

Research and Development Expenses

For the year ended December 31, 2016, and for the period from February 9, 2015 (inception) to December 31, 2015, research and development expenses were $1.3 million and $1.0 million, respectively. The $0.3 million increase primarily reflects increases of $0.2 million to the development of IV Tramadol, in particular the PK Study we conducted in the first half of 2016, and $0.1 million for personnel costs.

Research and Development Expenses – Licenses Acquired

For the year ended December 31, 2016, and for the period from February 9, 2015 (inception) to December 31, 2015, research and development-licenses acquired were $49,000 and $3.0 million, respectively. The $49,000 for the year ended December 31, 2016 represents payment of the annual Class A Preferred Stock dividend. For the period February 9, 2015 to December 31, 2015, $3.0 million is comprised of the upfront payment for the IV Tramadol license we acquired in 2015 and $40,000 for the 2.5% equity fee paid pursuant to the Founders’ Agreement. In 2016, this annual equity fee was replaced with the Class A Preferred Stock dividend.

General and Administrative Expenses

For the year ended December 31, 2016, and for the period from February 9, 2015 (inception) to December 31, 2015, general and administrative expenses were $1.0 million and $0.8 million, respectively. The $0.2 million increase primarily reflects increases of $0.1 million for personnel costs and $0.1 million for professional fees.

Interest Expense

For the year ended December 31, 2016, and for the period from February 9, 2015 (inception) to December 31, 2015 interest expense was $0.4 million and $0.2 million, respectively. Interest expense was primarily related to our note payable with NSC.

Interest Expense - Related Party

For the year ended December 31, 2016, and for the period from February 9, 2015 (inception) to December 31, 2015 interest expense-related party was $0.2 million and $0.2 million, respectively. Interest expense was primarily related to our note payable with Fortress.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable Warrants to NSC under ASC 815, Derivatives and Hedging, for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants that were issued in 2015. The difference in fair value from the previous valuation date needs to be marked to market through our statement of operations. We recorded an expense of $0.2 million for the year ended December 31, 2016 for the change in fair value.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we had an accumulated deficit of $20.7 million.

On June 26, 2017, we completed an IPO of our common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and short-term investment balances at December 31, 2017, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Cash Flows for the Year Ended December 31, 2017 and 2016 and the Period Ended December 31, 2015 from February 9, 2015 (Inception)

	For The Years Ended		For The Period from February 9, 2015 (Inception) through
	December 31,	December 31,	December 31,
($ in thousands)	2017	2016	2015
Total cash (used in)/provided by:
Operating activities	$(6,802)	$(1,632)	$(895)
Investing activities	(10,000)	-	(3,000)
Financing activities	28,387	1,815	3,909
Net increase in cash	$11,585	$183	$14

Operating Activities

Net cash used in operating activities was approximately $6.8 million for the year ended December 31, 2017, primarily comprised of our $12.3 million net loss, partially offset by: $0.9 million issuance of common shares, $2.1 million increase in operating assets and liabilities, $1.1 million common shares issuable, $0.5 million in change in fair value of warrant liabilities, $0.6 million in share based compensation, $0.2 million in debt discount amortization and $0.1 million in change in fair value of convertible notes payable.

Net cash used in operating activities was approximately $1.6 million for the year ended December 31, 2016, primarily comprised of our $3.2 million net loss, partially offset by: increases of $1.1 million in operating assets and liabilities, $0.2 million in change in fair value of warrant liabilities, and $0.1 million in debt discount amortization.

Net cash used in operating activities was approximately $0.9 million for the period from February 9, 2015 (Inception) through December 31, 2015, primarily comprised of our $5.2 million net loss, partially offset by: increases of $1.2 million in operating assets and liabilities, $3.0 million in research and development licenses acquired, expensed and $0.1 million in debt discount amortization.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $10.0 million. The Company purchased short-term investments of certificates of deposits consisting of $10.0 million in the year ended December 31, 2017.

Net cash used in investing activities for the period from February 9, 2015 (Inception) through December 31, 2015 was approximately $3.0 million which was used to purchase the research and development license associated with IV tramadol.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $28.4 million. The source of the net cash provided in 2017 was mostly from the net proceeds of our initial public offering of $34.2 million partially offset by our repayments of notes payable of $5.8 million.

Net cash provided by financing activities for the year ended December 31, 2016 were proceeds from our notes payable - related party of $1.7 million and net proceeds from our convertible notes of $0.1 million.

Net cash provided by financing activities for the period from February 9, 2015 (Inception) through December 31, 2015 was approximately $3.9 million primarily from our net proceeds from our issuance of our notes payable.

Obligations and Commitments

The following table shows our contractual obligations and commitments as of December 31, 2017 (in thousands):

	Less than	1 to 3	4 to 5	Over 5	Over 5
	1 year	Years	Years	Years	Total
Purchase Obligations	$2,738	$1,125	$-	$-	$3,863

 We have contracts for anticipated future obligations of $3.9 million, which include $3.4 million for contract research organizations (CROs), $0.1 million for drug product manufacturing and supply and $0.4 million for all other outsourced services which are primarily for general and administrative costs. These agreements generally provide for termination within 30-90 days of notice and may be canceled without significant penalty to us.

Recently Adopted Accounting Standards

See Note 2 to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $11.8 million as of December 31, 2017 and $0.2 million as of December 31, 2016, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 27, 2017 (File No. 001-38114) and incorporated herein by reference.
3.2	Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.1	Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated February 17, 2015, filed as Exhibit 10.1 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.*
10.2	First Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated June 23, 2016, filed as Exhibit 10.11 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.
10.3	Second Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated May 4, 2017, filed as Exhibit 10.3 to Form S-1/A filed on May 22, 2017 (File No. 333-217552) and incorporated herein by reference.
10.4	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. dated September 13, 2016, filed as Exhibit 10.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.5	Promissory Note from Avenue Therapeutics, Inc. to NSC Biotech Venture Fund I, LLC, effective as of October 31, 2015, filed as Exhibit 10.3 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.6	Promissory Note from Avenue Therapeutics, Inc. to Fortress Biotech, Inc., effective as of March 15, 2015, filed as Exhibit 10.4 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.7	Amendment No. 1 to Promissory Note from Avenue Therapeutics, Inc. to Fortress Biotech, Inc. effective as of May 15, 2017,
10.8	Management Services Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. effective as of February 17, 2015, filed as Exhibit 10.5 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.9	Amendment No. 1 to Management Services Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc., effective as of May 15, 2017.
10.10	Employment Agreement with Dr. Lucy Lu, MD, dated June 10, 2015, filed as Exhibit 10.6 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#
10.11	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
10.12	Consulting Agreement with Dr. Scott A. Reines, dated July 22, 2015, filed as Exhibit 10.8 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#
10.13	First Amendment to Consulting Agreement with Dr. Scott A. Reines, dated January 25, 2016, filed as Exhibit 10.9 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#
10.14	Second Amendment to Consulting Agreement with Dr. Scott A. Reines, dated August 2, 2016, filed as Exhibit 10.10 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#
10.15	Third Amendment to Consulting Agreement with Dr. Scott A. Reines, dated February 28, 2017, filed as Exhibit 10.12 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#
10.16	Letter Agreement with Joseph Vazzano, dated July 28, 2017, filed as Exhibit 10.1 to Form 8-K filed on August 15, 2017 (File No. 001-38114) and incorporated herein by reference.#
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Avenue Therapeutics, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from February 9, 2015 (Inception) to December 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended and for the period from February 9, 2015 (Inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Boston, Massachusetts

March 1, 2018

AVENUE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$11,782	$197
Short-term investments	10,000	-
Prepaid expenses and other current assets	388	-
Total Assets	$22,170	$197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,737	$506
Accounts payable and accrued expenses - related party	53	1,348
Interest payable	-	57
Accrued interest - related party	-	346
Notes payable - related party	-	2,848
NSC notes payable, short-term	-	1,000
Derivative warrant liability	-	314
Total current liabilities	2,790	6,419

Convertible notes payable, at fair value	-	200
NSC notes payable, long-term (net of debt discount of $0 and $174, respectively)	-	1,826
Total Liabilities	2,790	8,445

Commitments and Contingencies - see Note 8

Stockholders' Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,265,083 and 3,257,936 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1	1
Common stock issuable, 273,837 and 83,532 shares as of December 31, 2017 and December 31, 2016, respectively	1,103	49
Additional paid-in capital	38,937	105
Accumulated deficit	(20,661)	(8,403)
Total Stockholders' Equity (Deficit)	19,380	(8,248)
Total Liabilities and Stockholders' Equity (Deficit)	$22,170	$197

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended		For the period from February 9, 2015
	December 31,	December 31,	(Inception) through
	2017	2016	December 31, 2015
Operating expenses:
Research and development	$6,698	$1,331	$961
Research and development - licenses acquired	1,103	49	3,040
General and administration	3,620	997	842
Loss from operations	(11,421)	(2,377)	(4,843)

Interest income	(88)	-	-
Interest expense	294	420	215
Interest expense - related party	81	192	168
Change in fair value of convertible notes payable	99	-	-
Change in fair value of warrant liabilities	451	188	-
Net Loss	$(12,258)	$(3,177)	$(5,226)

Net loss per common share outstanding, basic and diluted	$(1.85)	$(1.11)	$(1.93)

Weighted average number of common shares outstanding, basic and diluted	6,634,937	2,860,526	2,702,403

 The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Class A Preferred Shares		Class A Common Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Issuance of Class A common shares to Fortress on February 9, 2015	-	$-	2,333,333	$1	-	$-	-	$-	$(1)	$-	$-
Issuance of common shares to Fortress	-	-	-	-	333,333	-	-	-	-	-	-
Issuance of common shares for services	-	-	-	-	50,000	-	-	-	22	-	22
Share based compensation	-	-	-	-	333,333	-	-	-	29		29
Common shares issuable to Fortress - Founders	-	-	-	-	-	-	76,250	40	-	-	40
Net loss	-	-	-	-	-	-	-	-	-	(5,226)	(5,226)
Balance at December 31, 2015	-	$-	2,333,333	$1	716,666	$-	76,250	$40	$50	$(5,226)	$(5,135)
Issuance of common shares - Founders Agreement	-	-	-	-	84,187	-	(76,250)	(40)	45	-	5
Conversion Class A common shares to Class A preferred shares and common shares	250,000	-	(2,333,333)	(1)	2,490,417	1	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	-	-	28	-	28
Common shares issuable to Fortress - Founders	-	-	-	-	-	-	83,532	49	-	-	49
Retirement of common shares	-	-	-	-	(33,333)	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	-	-	-	(3,177)	(3,177)
Balance at December 31, 2016	250,000	$-	-	$-	3,257,937	$1	83,532	$49	$105	$(8,403)	$(8,248)
Share based compensation	-	-	-	-	220,000	-	-	-	604	-	604
Issuance of common shares - Founders Agreement	-	-	-	-	241,657	-	(83,532)	(49)	997	-	948
Common shares issuable to Fortress - Founders	-	-	-	-	-	-	273,837	1,103	-	-	1,103
Issuance of common shares, net of costs	-	-	-	-	6,325,000	-	-	-	34,235	-	34,235
Conversion of MSA fees into common shares	-	-	-	-	166,666	-	-	-	1,000	-	1,000
Issuance of warrants under the NSC Note	-	-	-	-	-	-	-	-	750		750
Exercise of warrants under the NSC Note	-	-	-	-	4,075	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	49,748	-	-	-	299	-	299
Change in fair value of convertible notes warrants	-	-	-	-	-	-	-	-	15	-	15
Modification to interest on fortress note	-	-	-	-	-	-	-	-	300	-	300
Contribution of capital - extinguishment of Fortress compensation accrual	-	-	-	-	-	-	-	-	632	-	632
Net loss	-	-	-	-	-	-	-	-	-	(12,258)	(12,258)
Balance at December 31, 2017	250,000	$-	-	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended		For The Period from February 9, 2015 (Inception) through
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(12,258)	$(3,177)	$(5,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	604	28	29
Change in fair value of convertible notes payable	99	-	-
Change in fair value of warrant liabilities	451	188	-
Debt discount amortization	174	123	73
Issuance of common shares for services	-	-	22
Research and development - licenses acquired, expensed	-	-	3,000
Issuance of common shares - Founders Agreement	948	5	-
Common shares issuable - Founders Agreement	1,103	49	40
Financing fees expensed related to convertible notes, at fair value	-	58	-
Non-cash financing fees expensed related to convertible notes, at fair value	-	12	-
Changes in operating assets and liabilities:
Prepaid expenses	(388)	-	-
Accounts payable and accrued expenses	2,231	15	491
Accrued expenses - related party	337	829	511
Interest payable	(57)	57	-
Accrued interest - related party	(46)	181	165
Net cash used in operating activities	(6,802)	(1,632)	(895)

Cash flows from investing activities:
Purchase of research and development licenses	-	-	(3,000)
Purchase of Short-term investments (certificates of deposits)	(10,000)	-	-
Net cash used in investing activities	(10,000)	-	(3,000)

Cash flows from financing activities:
Issuance of common shares	37,950	-	-
Offering costs	(3,715)	-	-
Proceeds from convertible note, at fair value	-	200	-
Financing fees expensed related to convertible notes, at fair value	-	(58)	-
Payment of debt issue costs associated with NSC Note	-	-	(256)
Proceeds from NSC Note	-	-	3,000
Repayment of NSC Note	(3,000)	-	-
Proceeds from notes payable - related party	637	1,673	1,165
Repayments of notes payable - related party	(3,485)	-	-
Net cash provided by financing activities	28,387	1,815	3,909

Net change in cash	11,585	183	14
Cash and cash equivalents, beginning of period	197	14	-
Cash and cash equivalents, end of period	$11,782	$197	$14

Supplemental disclosure of cash flow information:
Cash paid for interest	$303	$183	$60

Non-cash financing activities:
Conversion of MSA fees into common shares	$1,000	$-	$-
Issuance of Class A common shares to Fortress on February 9, 2015	$-	$-	$1
Warrant liability associated with NSC debt	$-	$-	$114
Issuance of warrants	$750	$-	$-
Extinguishment of Fortress compensation accrual	$632	$-	$-
Modification to interest on fortress note	$300	$-	$-
Conversion of notes payable	$200	$-	$-
Change in fair value of convertible notes warrants	$15	$-	$-
Retirement of common shares	$-	$18	$-
Conversion Class A common shares to Class A preferred shares and common shares	$-	$1	$-

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2017, the Company had an accumulated deficit of $20.7 million.

The Company’s development plan anticipates that its cash and short-term investments at December 31, 2017 will provide sufficient liquidity for the period through March 1, 2019.  However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements.  If such funding is not available or not available on terms acceptable to the Company, the current development plan will be curtailed.

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars. The Company has no subsidiaries.

The financial statements may not be indicative of future performance and may not reflect what their results of operations, financial position, and cash flows would have been had Avenue operated as an independent entity. Certain estimates, including allocations from Fortress, have been made to provide financial statements for stand-alone reporting purposes. Avenue became a stand-alone entity following the IPO on June 26, 2017. All inter-company transactions between Fortress and Avenue are classified as accrued expenses — related party in the financial statements. The Company believes that the assumptions underlying the financial statements are reasonable. The cost allocation methods used prior to the IPO in June 2017 applied to certain common costs include the following:

•	Specific identification. Where the amounts were specifically identified to Avenue, they were classified accordingly.

•	Reasonable allocation. Where the amounts were not clearly or specifically identified, management determined if a reasonable allocation method could be applied.

The acquisition of the IV Tramadol license and the assumption of liabilities in connection with this license was accounted for as a transaction among businesses under common control. Because the license and assumption of liabilities met the definition of a business (as defined in Accounting Standards Codification (“ASC”) 805), the transfer of the business represented a transfer among entities under common control which should be accounted for at carrying amount with retrospective adjustment of prior period financial statements similar to the manner in which a pooling-of-interest was accounted for under Accounting Principles Board (“APB”) 16, Business Combinations. Given this, the acquisition of the license by Fortress (and transferred to Avenue) represented a Research and Development expenditure which should be expensed pursuant to ASC 730 Research and Development.

Reverse stock split

On June 26, 2017, the Company effected a 3.0-to-1.0 reverse stock split of Company's common stock. No fractional shares were issued in connection with the stock split. The par value and other terms of these classes of stock were not affected by the reverse stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split. Further, the fair value of stock issuances has been retroactively adjusted in these financial statements for all periods presented to reflect the 3.0-to-1.0 reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2017 and at December 31, 2016 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Short-term Investments

The company classifies its certificates of deposit as short-term investments in accordance with the Financial Accounting Standards Board ("FASB") ASC 320, Investments - Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months when purchased to be short-term investments. In July 2017 and in September 2017, the Company purchased $5.0 million of certificates of deposit with an original maturity of six months. At December 31, 2017, the Company had approximately $10.0 million in certificates of deposit with an original maturity of greater than three months. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposits with an original maturity of six months should be classified as short-term investments as of December 31, 2017. There were no investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Investments consist of short-term FDIC insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value.

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired are reflected as research and development — licenses acquired on the Company’s Statement of Operations.

Annual Equity Fee

Prior to the September 2016 amendment to the Founder’s Agreement, Fortress was entitled to an annual fee on each anniversary date equal to 2.5% of the fully diluted outstanding equity of the Company, payable in Common Stock (“Annual Equity Fee”). The annual equity fee was part of consideration payable for formation of the Company and identification of certain assets.

The Company recorded the Annual Equity Fee in connection with the Founders Agreement as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2016. Because the issuance of shares on February 17, 2016 occurred prior to the issuance of the December 31, 2015 financial statements, the Company recorded approximately $40,000 in research and development - licenses acquired during the period from February 9, 2015 (inception) through December 31, 2015. Pursuant to the terms of the Founders Agreement, as amended in September 2016, this equity fee is no longer payable.

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (“The Annual Stock Dividend”).

The Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2018 and February 17, 2017. Because the issuance of shares on February 17, 2018 and 2017 occurred prior to the issuance of the December 31, 2017 and 2016 financial statements, respectively, the Company recorded approximately $1.1 million and $49,000 in research and development - licenses acquired for the years ended December 31, 2017 and 2016, respectively.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

Fair Value Option

As permitted under ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes that were issued during 2016. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and were not deferred.

Valuation of Warrant Related to NSC Note

In accordance with ASC 815 Derivatives and Hedging, the Company classified the fair value of the warrant (“Contingently Issuable Warrants”) that it may be obligated to issue to National Securities, Inc. (“NSC”), in connection with the transfer on October 31, 2015 of $3.0 million of indebtedness to NSC, as a derivative liability as there was a potential that the Company would not have a sufficient number of authorized common shares available to settle this instrument. The Company valued these Contingently Issuable Warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants. At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, the Contingently Issuable Warrants had to be revalued and any difference from the previous valuation date would be recognized as a change in fair value in the Company’s statement of operations. On June 26, 2017, the warrants were issued (See Note 9).

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 9, 2015, the 2015 through 2017 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2017 and 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock and stock options, during the period. Since dividends are declared paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended		For the period from February 9, 2015
	December 31,	December 31,	(Inception) through
	2017	2016	December 31, 2015
Restricted stock units/awards	714,999	274,999	366,666
Preferred shares	250,000	250,000	-
Options	20,000	-	-
Total potential dilutive effect	984,999	524,999	366,666

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for annual and interim periods beginning on or after December 15, 2016. The Company adopted ASU No. 2014-15 in 2016, and its adoption did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU 2016-09 in the first quarter of 2017, and its adoption did not have a material impact on the Company’s financial statements.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures, but does not expect it to have a significant impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a significant impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its financial statements. As the Company has no leases currently, the Company does not expect this guidance to have a material impact oni ts financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its balance sheet or financial statement disclosures. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Note 3 — Allocation

The expense allocations to Avenue, which represent Lucy Lu’s executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. Since Lucy Lu became a full-time employee for Avenue in June 2017, the allocations ceased as her time spent was 100% devoted to Avenue. For the years ended December 31, 2017 and 2016 and period from February 9, 2015 (Inception) to December 31, 2015, the allocated expenses related to Lucy Lu were approximately $0.2 million, $0.3 million and $0.1 million, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. Upon the IPO, Fortress and Avenue agreed to extinguish the total amount accrued under these expense allocations. Therefore, the Company recorded the $0.6 million related to the allocation of Lucy Lu’s compensation as a contribution of capital on June 26, 2017.

Note 4 — License Agreement

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to Avenue, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. The $3.0 million cumulative payment has been included in research and development-licenses acquired on the statements of operations. In addition, under the terms of the agreement, Revogenex is eligible to receive additional milestone payments totaling $4.0 million upon the achievement of certain development milestones, as well as royalty payments for sales of the product.

Note 5 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015, pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “License Agreement”). As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt (see Note 7) that Fortress accumulated to NSC for expenses and costs of forming Avenue and obtaining the IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. As additional consideration for the transfer of rights under the Founders Agreement, Avenue shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares (see Note 9).

On June 26, 2017, the Company issued 158,125 common shares to Fortress representing 2.5% of common shares issued in connection with the IPO (see Note 9). The Company recorded expense of approximately $0.9 million related to the financing fee in general and administrative expenses in the Statement of Operations for the year ended December 31, 2017.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

On May 15, 2017, the Company and Fortress amended the MSA to allow for payment of the Annual Consulting Fee in the Company’s common stock in increments of $0.5 million, prior to the launch of the Company’s IPO (see Note 9). On June 26, 2017, the Company repaid $1.0 million of the outstanding 2015 and 2016 Annual Consulting fees by issuing 166,666 shares of the Company’s common stock at the offering price of $6.00 per share.

For the years ended December 31, 2017 and 2016 and the period from February 9, 2015 (Inception) to December 31, 2015, the Company had expenses related to the MSA of approximately $0.5 million, $0.5 million and $0.4 million, respectively.

Fortress Note

Effective March 15, 2015, the Company and Fortress entered into a future advance promissory note (the “Fortress Note”), in which Fortress agreed to provide a working capital line of credit until the Company has a third-party financing. Interest on the Fortress Note accrued at 8% per annum and shall be payable to Fortress on the day after the end of each calendar quarter following the first third-party financing. All principal and accrued interest under the Fortress Note is payable on demand following the first third-party financing. This Fortress Note can be pre-paid at any time in cash or through the assumption of Fortress’ indebtedness NSC or other similar indebtedness.

In May 2017, in anticipation of the Company’s IPO, the Company and Fortress amended the FBIO Note (the “FBIO Note Amendment”), to reduce interest on the FBIO Note from 8% to 2% from inception, effective the closing date of the Company’s IPO. Accordingly, on June 26, 2017, the interest rate was reduced and resulted in a reduction of interest of approximately $0.3 million ($0.4 million at 8% versus $0.1 million at 2%). In accordance with ASC 470-50, Debt, Modifications and Extinguishments, the Company determined that since the change in interest rate did not materially change the nature of the note, it was accounted for as a modification and recorded as a reduction in interest expense of $0.3 million in additional paid in capital on the Statement of Stockholders’ Equity (Deficit).

On July 25, 2017, the Company repaid the outstanding principal and interest balance of the Fortress Note of approximately $3.5 million and $0.1 million, respectively. For the years ended December 31, 2017 and 2016 and the period from February 9, 2015 (Inception) to December 31, 2015, the Company had interest expense related to the Fortress Note of approximately $74,000, $0.2 million and $0.2 million, respectively.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company held an approximate $3.0 million NSC Note (“NSC Note”) (see Note 7) for which NSC, a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress. On June 26, 2017, the Company completed an IPO and NSC acted as co-manager in this offering and earned commissions and fees of approximately $2.3 million. On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000.

On June 26, 2017, pursuant to the terms of the Company’s $3.0 million NSC Note, upon the closing of the Company’s IPO, the Company issued to National the Contingently Issuable Warrants for 125,000 common shares at par, relating to its aggregate gross proceeds from its third-party offerings exceeding five times the value of the debt. Upon the issuance of the Contingently Issuable Warrants, Fortress was removed as the guarantor on the note (see Note 7).

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Note 6 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accounts payable	$1,545	$334
Accrued employee compensation	215	-
Accrued contracted services and other	977	172
Accounts payable and accrued expenses	$2,737	$506

Note 7 — Notes Payable

NSC Note

In February 2015, Fortress closed a private placement of a promissory note for $10.0 million in favor of NSC Biotech Venture Fund I, LLC. Fortress used the proceeds from this promissory note to acquire medical technologies and products. The note matures in 36 months, provided that during the first 24 months Fortress can extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. NSC acted as the sole placement agent for the this note. The NSC Note, was amended and restated on July 29, 2015, to provide that any time a Fortress Company receives from Fortress any proceeds from this note, Fortress may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I, LLC a new promissory note (the NSC Note) on identical terms as the original note (giving effect to the passage of time with respect to maturity). The NSC Note will equal the dollar amount of the Fortress Company’s share of the original note and reduce the Fortress’ obligations under the original note by such amount.

Fortress will guarantee the NSC Note until the Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the NSC Note. If the Company has an initial public offering and raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it, then NSC will receive a Contingently Issuable Warrant to purchase the Company’s stock equal to 25% of the outstanding note divided by the lowest price the Company sells its equity in its first third party financing. The warrants were issued on June 26, 2017 and have a term of 10 years and an exercise price equal to the par value of the Company’s common stock.

In January 2017, the Company notified NSC Biotech Venture Fund I, LLC, of its election to extend the maturity date to September 30, 2018.

As of December 31, 2016, the Company’s NSC Note totaled $3.0 million, with a debt discount related to the Company’s pro rata share of Fortress’ debt issuance costs of approximately $0.2 million. The effective interest rate of the NSC Note approximates 13.1%. The original fair value of the Contingently Issuable Warrants in connection with the NSC Note in the amount of approximately $0.1 million was recorded as a debt discount based on its fair value (see Note 9). The Contingently Issuable Warrants were recorded at fair value at each reporting period (see Note 10).

On June 26, 2017, pursuant to the terms of the Company’s $3.0 million NSC Note, upon the closing of the Company’s IPO, the Company issued to National warrants for 125,000 common shares at par with a fair value of $0.8 million, relating to its aggregate gross proceeds from its third-party offerings exceeding five times the value of the debt. Upon the issuance of the warrant, Fortress was removed as the guarantor on the note.

On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000. At December 31, 2017, the Company had $0 outstanding under its NSC Note.

For the years ended December 31, 2017 and 2016 and the period from February 9, 2015 (Inception) to December 31, 2015, the Company recorded interest expense of approximately $0.3 million, $0.4 million and $0.2 million, respectively.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

The following table summarizes NSC Note activities as of December 31, 2017 (in thousands):

	Note Payable	Discount	Note Payable, Net
January 1, 2016 balance	$3,000	$(297)	$2,703
Amortization of debt discount	-	123	123
December 31, 2016 balance	$3,000	$(174)	$2,826
Repayments	(3,000)	-	(3,000)
Amortization of debt discount	-	174	174
December 31, 2017 balance	$-	$-	$-

Westpark Convertible Note

On December 30, 2016, Avenue held a closing of the sale of convertible promissory notes. Avenue sold three convertible promissory notes to investors for an aggregate of $0.2 million. The notes have an initial term of 18 months, which can be extended at the option of the holder, on one or more occasions, for up to 180 days and accrue simple interest at the rate of 5% per annum for the first 12 months and 8% per annum simple interest thereafter. The notes are guaranteed by Fortress. The outstanding principal and interest of the notes automatically converts into the type of equity securities sold by Avenue in the next sale of equity securities in which Avenue realizes aggregate gross cash proceeds of at least $10.0 million (before commissions or other expenses and excluding conversion of the notes) at a conversion price equal to the lesser of (a) the lowest price per share at which equity securities of Avenue are sold in such sale less a 33% discount and (b) a per share price based on a pre-offering valuation of $30.0 million divided by the number of common shares outstanding on a fully-diluted basis. The outstanding principal and interest of the notes may be converted at the option of the holder in any sale of equity securities that does not meet the $10.0 million threshold for automatic conversion using the same methodology. The notes also automatically convert upon a “Sale” of Avenue, defined as (a) a transaction or series of related transactions where one or more non-affiliates acquires (i) capital stock of Avenue or any surviving successor entity possessing the voting power to elect a majority of the board of directors or (ii) a majority of the outstanding capital stock of Avenue or the surviving successor entity (b) the sale, lease or other disposition of all or substantially all of Avenue’s assets or any other transaction resulting in substantially all of Avenue’s assets being converted into securities of another entity or cash. Upon a Sale of Avenue, the outstanding principal and interest of the notes automatically converts into common shares at a price equal to the lesser of (a) a discount to the price per share being paid in the Sale of Avenue equal to 33% or (b) the quotient resulting from dividing (x) $30.0 million by (y) the fully-diluted common stock of Avenue outstanding immediately prior to the Sale of Avenue (excluding the notes).

In the closing, Avenue realized net proceeds of $0.1 million after paying WestPark Capital, Inc., the placement agent, placement agent fees of $30,000 and escrow fees of $4,000 and paying approximately $14,000 in legal fees. Additionally, WestPark received a warrant (“Avenue Warrant”) to purchase the number of shares of Avenue’s common stock equal to $10,000 divided by the price per share at which any note sold to investors first converts into Avenue’s common stock. The Avenue Warrant has a ten-year term and has a per share exercise price equal to the price per share at which any note sold to investors first converts into Avenue’s common stock.

The fair value of these convertible notes amounted to $0.2 million.

Due to the complexity and number of embedded features within each convertible note, and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option.

On June 26, 2017, in connection with the closing of the Company’s IPO, these convertible notes were converted into 49,748 shares of Avenue’s common stock.

Note 8 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2017, and 2016, there was no litigation against the Company.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Note 9 — Stockholders’ Equity (Deficit)

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

Common Stock

As of December 31, 2017, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value, and 2,000,000 shares of Preferred Stock, with $0.0001 par value, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

On September 13, 2016, the Company entered into the A&R Founders Agreement with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares.

On September 15, 2016, the Company retired the 33,333 shares of restricted stock issued to a consultant in connection with a May 2015 subscription agreement.

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

Awards to Fortress

Pursuant to the Founders Agreement, on February 17, 2016, the Company issued 76,250 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual equity fee. The Company recorded an expense of approximately $40,000, in research and development licenses-acquired related to this stock grant during the period from February 9, 2015 (Inception) to December 31, 2015.

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, on February 17, 2017, the Company issued 83,532 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend. The Company recorded an expense of approximately $49,000, in research and development licenses-acquired related to this stock grant during the year ended December 31, 2016.

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation for the annual stock dividend that will be due on February 17, 2018, the Company reserved 273,837 shares of common stock to Fortress as common shares issuable, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend. The Company recorded an expense of approximately $1.1 million in research and development licenses-acquired related to this stock grant during the year ended December 31, 2017.

 On June 26, 2017, pursuant to the terms of the Founders Agreement with Fortress, the Company issued to Fortress 158,125 shares of common stock at $6.00 per share, representing the 2.5% financing fee Fortress receives on third-party financings. The Company recorded expense of approximately $0.9 million related to the financing fee in general and administrative expenses in the Statement of Operations for the year ended December 31, 2017.

On June 26, 2017, the Company repaid $1.0 million of the outstanding 2015 and 2016 Annual Consulting fees by issuing 166,666 shares of the Company’s common stock at the offering price of $6.00 per share. The 2017 Annual Consulting fee of $0.5 million was paid in cash in the year ended December 31, 2017.

Equity Incentive Plan

The Company has in effect the 2015 Incentive Plan (“2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

 Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 1,115,000 shares at December 31, 2017.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2017:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	274,999	$0.44
Granted	515,000	$6.77
Vested	(75,000)	$0.44
Unvested balance at December 31, 2017	714,999	$5.00

For the years ended December 31, 2017 and 2016 and the period from February 9, 2015 (Inception) to December 31, 2015, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.6 million, $28,000 and $51,000 respectively.

At December 31, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $2.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

Stock Options

On August 15, 2017, 20,000 stock options were granted to a consultant under the 2015 Incentive Plan with a $6.29 exercise price and a five-year life. The stock options vest upon achievement of certain milestones based on the price of the Company’s stock in relation to the exercise price of $6.29. The stock options were valued using a Black-Scholes model with the following assumptions; volatility of 80%, risk free rate of 1.83% and effective life of 5 years. The fair value of each stock option was $1.85. The entire value of the stock option grant of $37,000 was expensed on the grant date in accordance with ASC 505 Equity-based Payments to Non-employees as “no specific performance is required by the grantee to retain those equity instruments, then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached.”

The following table summarizes stock option award activity for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2016	-	$-	-
Granted	20,000	6.29	5.00
Outstanding, December 31, 2017	20,000	$6.29	4.63

Stock Warrants

On June 26, 2017, sufficient equity capital was raised so that the Company had cash equal to five times the amount of the portion of the proceeds of the NSC Note transferred to it. As a result, the Company issued warrants for 125,000 common shares with an exercise price of par value and a ten-year term. As a result of this transaction, the Company recorded the fair value of the Contingently Issuable Warrants of approximately $0.8 million as an increase to additional paid in capital on the Statement of Stockholders’ Equity (Deficit).

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

Note 10 — Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2017 and 2016, the warrant balance of approximately $0 and $0.3 million, respectively, were classified as Level 3 instruments.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

The following table sets forth the changes in the estimated fair value for the Company’s Level 3 classified derivative warrant liability (in thousands):

	NSC Contingently Issuable Warrants	Westpark Contingently Issuable Warrants	Total
Fair value, December 31, 2015	$114	$-	$114
Change in fair value	188	-	188
Issuable derivative warrant liabilities	-	12	12
Fair value, December 31, 2016	$302	$12	$314
Change in fair value	448	3	451
Conversion into common shares	(750)	-	(750)
Change in fair value of convertible notes warrants	-	(15)	(15)
Fair value, December 31, 2017	$-	$-	$-

On June 26, 2017, pursuant to the terms of the Company’s $3.0 million NSC Note, upon the closing of the Company’s IPO, the Company issued to National warrants for 125,000 common shares at par with a fair value of $0.8 million, relating to its aggregate gross proceeds from its third-party offerings exceeding five times the value of the debt. Upon the issuance of the warrant, Fortress was removed as the guarantor on the note (see Note 7).

Additionally, on June 26, 2017, the Company issued 2,488 warrants to purchase common shares of the Company at $4.02, to Westpark, in connection with their role as placement agent.

The fair value of the NSC Contingently Issuable Warrants was determined at December 31, 2016 for approximately $0.3 million by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with the Black-Scholes option pricing model with the following key assumptions:

December 31,
2016
Risk-free interest rate	2.45%
Expected dividend yield	-
Expected term (in years)	10.00
Expected volatility	83%
Probability of issuance of the warrant	50%

The fair value of Westpark warrant liability at December 31, 2016 was measured at fair value for approximately $12,000 using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2016 is as follows:

December 31,
2016
Risk-free interest rate	2.45%
Expected dividend yield	-
Expected term (in years)	10.00
Expected volatility	87%

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

The following table sets forth the changes in the estimated fair value for our Level 3 classified convertible notes payable (in thousands):

Westpark Convertible Notes
Fair value, December 31, 2015	$-
Additions	200
Change in fair value	-
Fair value, December 31, 2016	$200
Change in fair value	99
Conversion into common shares	(299)
Fair value, December 31, 2017	$-

Note 11 — Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2017	2016
Statutory federal income tax rate	35%	35%
State taxes, net of federal tax benefit	8%	4%
Federal tax rate change	(20)%	0%
State tax rate change	1%	(1)%
Non-deductible items	(3)%	0%
Other	(1)%	0%
Credits	1%	0%
Change in valuation allowance	(21)%	(38)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2017 and 2016 are the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers	$4,220	$2,080
Stock compensation and other	70	-
Change in warrant liabilities	226	73
Amortization of license	1,064	1,064
Accruals and reserves	8	78
Tax credits	154	33
Total deferred tax assets	5,742	3,328
Less valuation allowance	(5,742)	(3,318)
Stock compensation and other	-	(10)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $5.7 million and $3.3 million was recorded for the years ended December 31, 2017 and 2016, respectively.

The Tax Cuts and Jobs Act (“Tax Act,”) was enacted on December 22, 2017. The act significantly changes US tax law by, among other things, lowering US corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the US corporate income tax rate from 35% to 21%, effective January 1, 2018.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the US corporate tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017. There was no impact as a result of the revaluation of the deferred tax assets as the Company is in a full valuation allowance.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during the measurement period.  The Company is in the process of analyzing the impact of the various provisions of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $15.1 million and $15.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended and similar state provisions. The Company may have undergone an ownership change under Section 382 of the IRC from the issuance of its common stock. The Company would determine whether an ownership change has occurred and the annual limitation before the Company could utilize its net operating losses to offset taxable income.

The Company is included in the consolidated income tax returns of Fortress Biotech, Inc. and Subsidiaries. The Company’s federal and state net operating loss carryforwards may be utilized to offset income of other members included in the consolidated income tax returns for which the Company may be compensated pursuant to outstanding tax-sharing agreements.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the period ended December 31, 2017. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the period ended December 31, 2017.

The federal and state tax returns for the period ended December 31, 2015 and the year ended December 31, 2016 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 12 — Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands except for per share amounts):

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$504	$1,744	$2,848	$6,325
Other income (expenses)	(157)	(662)	(100)	82
Net loss	(661)	(2,406)	(2,948)	(6,243)
Basic and diluted net loss per common share	(0.07)	(0.70)	(0.30)	(0.63)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses	$840	$638	$383	$516
Other expenses	(207)	(133)	(161)	(299)
Net loss	(1,047)	(771)	(544)	(815)
Basic and diluted net loss per common share	(0.13)	(0.28)	(0.19)	(0.27)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Lucy Lu, M.D.
Name: Lucy Lu, M.D.
Title: President and Chief Executive Officer

March 1, 2018

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Avenue Therapeutics, Inc., hereby severally constitute and appoint Lucy Lu, M.D., acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lucy Lu, M.D.	President and Chief Executive Officer	March 1, 2018
Lucy Lu, M.D.	(Principal Executive Officer)

/s/ Joseph Vazzano	Vice President of Finance and Corporate Controller	March 1, 2018
Joseph Vazzano	(Principal Financial Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman of the Board	March 1, 2018
Lindsay A. Rosenwald, M.D.

/s/ Scott A. Reines, M.D., Ph.D.	Interim Chief Medical Officer	March 1, 2018
Scott A. Reines, M.D., Ph.D.

/s/ Michael S. Weiss	Director	March 1, 2018
Michael S. Weiss

/s/ Neil Herskowitz	Director	March 1, 2018
Neil Herskowitz

/s/ Jeffrey Paley, M.D.	Director	March 1, 2018
Jeffrey Paley, M.D.

/s/ Akhtar Samad, M.D., Ph.D.	Director	March 1, 2018
Akhtar Samad, M.D., Ph.D.

/s/ Jay Kranzler, M.D., Ph.D.	Director	March 1, 2018
Jay Kranzler, M.D., Ph.D.