Form 10-Q
period 2018-03-31
AVENUE THERAPEUTICS, INC.
filed 2018-05-03
CIK 1644963

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File Number 001-38114

AVENUE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2568632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York NY 10014

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 1, 2018
Common Stock, $0.0001 par value	10,553,045

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2018

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,
	2018	December 31,
	(unaudited)	2017

ASSETS
Current Assets:
Cash and cash equivalents	$14,963	$11,782
Short-term investments	-	10,000
Prepaid expenses and other current assets	310	388
Total Assets	$15,273	$22,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,753	$2,737
Accounts payable and accrued expenses - related party	167	53
Total current liabilities	5,920	2,790

Total Liabilities	5,920	2,790

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,552,045 and 10,265,083 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Common stock issuable, 0 and 273,837 shares as of March 31, 2018 and December 31, 2017, respectively	-	1,103
Additional paid-in capital	40,390	38,937
Accumulated deficit	(31,038)	(20,661)
Total Stockholders' Equity	9,353	19,380
Total Liabilities and Stockholders' Equity	$15,273	$22,170

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Operating expenses:
Research and development	$9,439	$133
General and administration	986	371
Loss from operations	(10,425)	(504)

Interest income	(48)	-
Interest expense	-	95
Interest expense - related party	-	61
Change in fair value of convertible notes payable	-	4
Change in fair value of warrant liabilities	-	(3)
Net Loss	$(10,377)	$(661)

Net loss per common share outstanding, basic and diluted	$(1.03)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	10,099,331	3,022,846

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Issuance of common shares - Founders Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Exercise of warrants under the NSC Note	-	-	13,125	-	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	350	-	350
Net loss	-	-	-	-	-	-	-	(10,377)	(10,377)
Balance at March 31, 2018	250,000	$-	10,552,045	$1	-	$-	$40,390	$(31,038)	$9,353

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(10,377)	$(661)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	350	5
Change in fair value of convertible notes payable	-	4
Change in fair value of warrant liabilities	-	(3)
Debt discount amortization	-	33
Changes in operating assets and liabilities:
Prepaid expenses	78	-
Accounts payable and accrued expenses	3,016	362
Accounts payable and accrued expenses - related party	114	220
Interest payable	-	(52)
Accrued interest - related party	-	58
Net cash used in operating activities	(6,819)	(34)

Cash flows from investing activities:
Maturity of Short-term investments (certificates of deposits)	10,000	-
Net cash provided by investing activities	10,000	-

Cash flows from financing activities:
Deferred financing costs	-	(234)
Proceeds from notes payable - related party	-	71
Net cash used in financing activities	-	(163)

Net change in cash	3,181	(197)
Cash and cash equivalents, beginning of period	11,782	197
Cash and cash equivalents, end of period	$14,963	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$115

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2018, the Company had an accumulated deficit of $31.0 million.

The Company’s development plan anticipates that its cash and cash equivalents at March 31, 2018 will provide sufficient liquidity for the period through May 3, 2019. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements.  If such funding is not available or not available on terms acceptable to the Company, the current development plan will be curtailed.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The unaudited interim condensed financial statements may not be indicative of future performance and may not reflect what the results of operations, financial position, and cash flows would have been had Avenue operated as an independent entity. Certain estimates, including allocations from Fortress, have been made to provide financial statements for stand-alone reporting purposes. Inter-company transactions between Fortress and Avenue are classified as Accounts Payable and Accrued Expenses - Related Party in the unaudited interim condensed financial statements. The Company believes that the assumptions underlying the unaudited interim condensed financial statements are reasonable.

The Company has no subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Annual Stock Dividend

In September 2016, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (“The Annual Stock Dividend”).

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Restricted stock units/awards	714,999	274,999
Preferred shares	250,000	250,000
Options	20,000	-
Total potential dilutive effect	984,999	524,999

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and its adoption did not have a material impact on the Company’s unaudited interim condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017-09”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company early adopted ASU 2017-09 in the first quarter of 2018 and its adoption did not have a material impact on the Company’s unaudited interim condensed financial statements.

Note 3 — Allocation

The expense allocations to Avenue, which represent Lucy Lu’s executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. Since Lucy Lu became a full-time employee for Avenue in June 2017, the allocations ceased as her time spent was 100% devoted to Avenue. For the three months ended March 31, 2018 and 2017, the allocated expenses related to Lucy Lu were approximately $0 and $0.1 million, respectively, and were recorded 50% to research and development and 50% to general and administration expenses.

Note 4 — Related Party Agreements

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue to provide advisory and consulting services to Avenue for a period of five (5) years. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. For the three months ended March 31, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.1 million, respectively.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 5— Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Accounts payable	$3,909	$1,545
Accrued employee compensation	73	215
Accrued contracted services and other	1,771	977
Accounts payable and accrued expenses	$5,753	$2,737

Note 6 — Stockholders’ Equity

Awards to Fortress

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation for the annual stock dividend that was due on February 17, 2018, the Company issued 273,837 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend.

Equity Incentive Plan

The Company has in effect the 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in January 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the three months ended March 31, 2018:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	714,999	$5.00
Granted	-	$-
Vested	-	$-
Unvested balance at March 31, 2018	714,999	$5.00

For the three months ended March 31, 2018 and 2017, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.4 million and $5,000 respectively.

At March 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $2.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2017	20,000	$6.29	4.63
Granted	-	-	-
Outstanding, March 31, 2018	20,000	$6.29	4.38

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	123,413	$0.0828	$438
Exercised	(13,125)	$0.0001
Outstanding, March 31, 2018	110,288	$0.0929	$487

Item 2.	Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

In September 2017, we initiated our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy. We anticipate that we will have topline data in the second quarter of 2018.

Further, we plan to initiate a second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty in the third quarter of 2018, upon successful completion of the bunionectomy study. Based on the enrollment pace of similar studies, we anticipate that we will have topline data from this second Phase 3 trial as early as mid-2019.

In December 2017, we initiated an open-label safety study, which will run concurrently with the two Phase 3 trials.

If these studies are successful, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by the end of 2019.

Our net loss for the three months ended March 31, 2018 was approximately $10.4 million. As of March 31, 2018, we had an accumulated deficit of approximately $31.0 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

We are a majority controlled subsidiary of Fortress. For related party transactions, see Note 4 of our unaudited interim condensed financial statements.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

Recent Events

In March and April 2018, we received notices of allowances for three patent applications covering methods of administration for IV Tramadol. The patents are expected to be issued in the second quarter of 2018.

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

Results of Operations

General

At March 31, 2018, we had an accumulated deficit of $31.0 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2018 and 2017

	For The Three Months Ended
	March 31,	March 31,	Change
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$9,439	$133	$9,306	6997%
General and administration	986	371	615	166%
Loss from operations	(10,425)	(504)	(9,921)	1968%

Interest income	(48)	-	(48)	*
Interest expense	-	95	(95)	(100%)
Interest expense - related party	-	61	(61)	(100%)
Change in fair value of convertible notes payable	-	4	(4)	(100%)
Change in fair value of warrant liabilities	-	(3)	3	(100%)
Net Loss	$(10,377)	$(661)	$(9,716)	1470%

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

For the three months ended March 31, 2018 and 2017, research and development expenses were $9.4 million and $0.1 million, respectively. The increase of $9.3 million is primarily due to increases of: $9.1 million associated with the advancement of our bunionectomy and safety studies and $0.1 million stock compensation costs.

We expect our research and development activities to increase as we develop our existing product candidate and potentially acquire new product candidates, reflecting increasing costs associated with the following:

•	employee-related expenses;
•	license fees and milestone payments related to in-licensed products and technology;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials;
•	the cost of acquiring and manufacturing clinical trial materials; and
•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended March 31, 2018 and 2017, general and administrative expenses were $1.0 million and $0.4 million, respectively. The increase of $0.6 million is primarily due to increases of: $0.2 million stock compensation costs, $0.1 million personnel costs, $0.1 million market research costs, and $0.2 million in other general expenses.

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

Interest Income

Interest income was $48,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Interest income was from the interest on our cash equivalents derived from our initial public offering (IPO) proceeds.

Interest Expense

Interest expense was $0 and $95,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with National Securities, Inc. (NSC). The note was repaid in full in July 2017.

Interest Expense – Related Party

Interest expense – related party was $0 and $61,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with Fortress. The note was repaid in full in July 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0 and $4,000 for the three months ended March 31, 2018 and 2017, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for our Contingently Issuable warrants to NSC under Accounting Standards Codification 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited condensed statement of operations. We recorded a change in fair value of $0 and $3,000 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2018, we had an accumulated deficit of $31.0 million.

We have used the funds from our IPO to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at March 31, 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

	For The Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Total cash (used in)/provided by:
Operating activities	$(6,819)	$(34)
Investing activities	10,000	-
Financing activities	-	(163)
Net increase (decrease) in cash	$3,181	$(197)

Operating Activities

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2018, primarily comprised of our $10.4 million net loss, partially offset by increases of: $3.2 million in operating assets and liabilities and $0.4 million in share based compensation.

Net cash used in operating activities was $34,000 for the three months ended March 31, 2017, primarily due to $0.7 million in net loss, partially offset by increases of: $0.6 million in operating assets, $4,900 of share based compensation expenses and $33,000 of amortization of debt expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 and 2017 was $10.0 million and $0, respectively. The Company’s $10.0 million short-term investments consisting of certificates of deposits matured during the three months ended March 31, 2018.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $0 and $0.2 million, respectively. The Company spent $0.2 million in deferred financing costs for the three months ended March 31, 2017.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

With respect to the quarter ended March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business success depends on our ability to obtain regulatory approval for and to successfully commercialize our only product candidate, IV Tramadol, and any significant delays in obtaining approval for and commercializing IV Tramadol will have a substantial adverse impact on our business and financial condition.

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

We may not receive regulatory approval for IV Tramadol or future product candidates, or its or their approvals may be delayed, which would have a material adverse effect on our business and f inancial condition.

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

If our product candidate or any future product candidate receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product. In addition, our third-party supplier may not pass an inspection by the FDA of its manufacturing facilities and we may be forced to identify, qualify and implement additional suppliers.

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

If serious adverse or unacceptable side effects are identif ied during the development of IV Tramadol or our future product candidates, we may need to abandon or limit our development of some of our product candidates.

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

A pharmaceutical product candidate cannot be marketed in the United States or many other countries until we have completed a rigorous and extensive regulatory review processes, including obtaining the approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished prof its and future earnings.

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

Regulatory approval for any approved product is limited by the FDA to those specif ic indications and conditions for which clinical safety and eff icacy have been demonstrated.

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

Current and future legislation may increase the diff iculty and cost for us to obtain marketing approval of, and to commercialize, our product candidates and may affect the prices we are able to obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidate, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential controlled substance drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA much of which is aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV Tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV Tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on production dosing, and our efforts to commercialize IV Tramadol may be otherwise adversely impacted.

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

If the DEA decides to reschedule IV Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

In July 2014, the U.S. Drug Enforcement Administration, or DEA, classified IV Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are mostly classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only Schedule IV intravenous opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA might reschedule IV Tramadol as a Schedule I, II or III controlled substance. Such a rescheduling would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to market IV Tramadol as a safe alternative pain management product.

If we experience delays or diff iculties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

If the government or third-party payors fail to provide adequate coverage and payment rates for IV Tramadol or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for prof itability will be limited.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have suff icient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In February 2015, Fortress obtained an exclusive license to IV Tramadol for the U.S. market from Revogenex Ireland Ltd., or Revogenex, pursuant to the License Agreement; Fortress subsequently transferred the License Agreement to us. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under the License Agreement, our ability to develop and commercialize this product candidate may be adversely affected. Any uncured, material breach under the License Agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including those that result in noncompliance with certain regulatory standards and requirements, which could have a material adverse effect on our business.

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

We have limited product liability insurance coverage for our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more prof itable or for which there is a greater likelihood of success.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to f ines or penalties or incur costs that could harm our business.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not suff iciently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

The patent rights that we have in-licensed covering the infusion time and pharmacokinetics, or PK, prof ile for IV Tramadol are limited to a specif ic IV formulation of centrally acting synthetic opioid analgesic, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.

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

Because it is diff icult and costly to protect our proprietary rights, we may not be able to ensure their protection.

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

If we are unable to protect the conf identiality of our trade secrets, our business and competitive position would be harmed.

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

Risks Related to Our Finances and Capital Requirements

We have incurred signif icant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain prof itability.

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

These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

•	IV Tramadol or other future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring, sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

•	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates;

•	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	there are variations in the level of expenses related to our future development programs;

•	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

•	there are any regulatory developments affecting IV Tramadol or the product candidates of our competitors.

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

Our short operating history makes it diff icult to evaluate our business and prospects.

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

We will continue to incur signif icant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We are a listed and traded public company. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the rules of any stock exchange on which we may become listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” and may take advantage of these provisions until the earlier of (i) December 31, 2022; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the date on which we are deemed to be a large accelerated filer, which means the market value of our equity securities that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion of non-convertible debt in any three-year period. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Risks Relating to Securities Markets and Investment in Our Stock

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a prof it.

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

Fortress has the right to receive a signif icant grant of shares of our common stock annually, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

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

We might have received better terms from unaff iliated third parties than the terms we receive in our agreements with Fortress.

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

The ownership by our executive off icers and some of our directors of equity securities of Fortress and/or rights to acquire equity securities of Fortress might create, or appear to create, conflicts of interest.

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

The dual roles of our off icers and directors who also serve in similar roles with Fortress could create a conflict of interest and will require careful monitoring by our independent directors.

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

Item 2.	Recent Sales of Unregistered Securities.

None

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

N/A

Item 6.	Financial Statements and Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2018.
31.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2018.
32.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2018.
32.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2018.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 3, 2018	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

