Form 10-Q
period 2018-06-30
AVENUE THERAPEUTICS, INC.
filed 2018-08-14
CIK 1644963

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 6, 2018
Common Stock, $0.0001 par value	10,554,420

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2018

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,
	2018	December 31,
	(unaudited)	2017

ASSETS
Current Assets:
Cash and cash equivalents	$8,940	$11,782
Short-term investments	-	10,000
Prepaid expenses and other current assets	496	388
Total Assets	$9,436	$22,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,234	$2,737
Accounts payable and accrued expenses - related party	185	53
Total current liabilities	4,419	2,790

Total Liabilities	4,419	2,790

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,554,170 and 10,265,083 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Common stock issuable, 0 and 273,837 shares as of June 30, 2018 and December 31, 2017, respectively	-	1,103
Additional paid-in capital	40,711	38,937
Accumulated deficit	(35,695)	(20,661)
Total Stockholders' Equity	5,017	19,380
Total Liabilities and Stockholders' Equity	$9,436	$22,170

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$3,754	$447	$13,193	$580
General and administrative	927	1,297	1,913	1,668
Loss from operations	(4,681)	(1,744)	(15,106)	(2,248)

Interest income	(24)	-	(72)	-
Interest expense	-	93	-	188
Interest expense - related party	-	20	-	81
Change in fair value of convertible notes payable	-	95	-	99
Change in fair value of warrant liabilities	-	454	-	451
Net Loss	$(4,657)	$(2,406)	$(15,034)	$(3,067)

Net loss per common share outstanding, basic and diluted	$(0.45)	$(0.70)	$(1.48)	$(0.95)

Weighted average number of common shares outstanding, basic and diluted	10,251,950	3,459,942	10,176,062	3,242,602

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Issuance of common shares - Founders Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Exercise of warrants under the NSC Note	-	-	15,250	-	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	671	-	671
Net loss	-	-	-	-	-	-	-	(15,034)	(15,034)
Balance at June 30, 2018	250,000	$-	10,554,170	$1	-	$-	$40,711	$(35,695)	$5,017

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(15,034)	$(3,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	671	24
Change in fair value of convertible notes payable	-	99
Change in fair value of warrant liabilities	-	451
Debt discount amortization	-	68
Issuance of common shares - Founders Agreement	-	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(108)	(22)
Accounts payable and accrued expenses	1,497	320
Accounts payable and accrued expenses - related party	132	451
Interest payable	-	(1)
Accrued interest - related party	-	74
Net cash used in operating activities	(12,842)	(655)

Cash flows from investing activities:
Maturity of Short-term investments (certificates of deposits)	10,000	-
Net cash provided by investing activities	10,000	-

Cash flows from financing activities:
Issuance of common shares	-	37,950
Offering costs	-	(3,447)
Proceeds from notes payable - related party	-	638
Net cash provided by financing activities	-	35,141

Net change in cash	(2,842)	34,486
Cash and cash equivalents, beginning of period	11,782	197
Cash and cash equivalents, end of period	$8,940	$34,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$125

Non-cash financing activities:
Conversion of MSA fees into common shares	$-	$1,000
Issuance of warrants	$-	$750
Extinguishment of Fortress compensation accrual	$-	$632
Modification to interest on fortress note	$-	$300
Conversion of notes payable	$-	$200
Change in fair value of convertible notes warrants	$-	$15

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”), to develop and market pharmaceutical products for the acute care setting in the United States. The Company is focused on developing its product candidate, an intravenous (“IV”) formulation of tramadol HCI (“IV Tramadol”), for moderate to moderately severe post-operative pain.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2018, the Company had an accumulated deficit of $35.7 million.

The Company’s current development plan anticipates that its cash and cash equivalents at June 30, 2018 will provide sufficient liquidity through August 14, 2019. This development plan includes delaying certain previously planned activities in order to preserve cash.  The Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements. If such funding is not available or not available on terms acceptable to the Company, it may require additional curtailment of the Company’s planned activities and impact the Company’s ability to continue as a going concern.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Annual Stock Dividend

In September 2016, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (“The Annual Stock Dividend”) to be paid on February 17 of each year. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the payment date going forward to January 1 of each year.

The Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2018 and 2017. Because the issuance of shares on February 17, 2018 and 2017 occurred prior to the issuance of the December 31, 2017 and 2016 financial statements, respectively, the Company recorded approximately $1.1 million and $49,000 in research and development - licenses acquired for the years ended December 31, 2017 and 2016, respectively.

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

The following table sets forth the common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,	June 30,
	2018	2017
Restricted stock units/awards	673,332	199,999
Preferred shares	250,000	250,000
Options	20,000	-
Total potential dilutive effect	943,332	449,999

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3 — Allocation

The expense allocations to Avenue, which represent Lucy Lu’s executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. Since Lucy Lu became a full-time employee for Avenue in June 2017, the allocations ceased as her time spent was 100% devoted to Avenue. For the three months ended June 30, 2018 and 2017, the allocated expenses related to Lucy Lu were approximately $0 and $0.1 million, respectively, and were recorded 50% to research and development and 50% to general and administrative expenses.  For the six months ended June 30, 2018 and 2017, the allocated expenses related to Lucy Lu were approximately $0 and $0.2 million, respectively, and were recorded 50% to research and development and 50% to general and administrative expenses.

Note 4 — Related Party Agreements

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue to provide advisory and consulting services to Avenue for a period of five (5) years. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. For the three months ended June 30, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.3 million, respectively.

Note 5— Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Accounts payable	$3,194	$1,545
Accrued employee compensation	134	215
Accrued contracted services and other	906	977
Accounts payable and accrued expenses	$4,234	$2,737

Note 6 — Stockholders’ Equity

Awards to Fortress

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation for the annual stock dividend that was due on February 17, 2018, the Company issued 273,837 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the payment date going forward to January 1 of each year.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the six months ended June 30, 2018:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	714,999	$5.00
Granted	-	$-
Vested	(41,667)	$0.44
Unvested balance at June 30, 2018	673,332	$5.28

For the three months ended June 30, 2018 and 2017, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.3 million and $19,000 respectively. For the six months ended June 30, 2018 and 2017, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.7 million and $24,000 respectively.

At June 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $2.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2017	20,000	$6.29	4.63
Granted	-	-	-
Outstanding, June 30, 2018	20,000	$6.29	4.13

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	123,413	$0.0811	$438
Exercised	(15,250)	$0.0001	-
Outstanding, June 30, 2018	108,163	$0.0926	$378

Item 2.	Financial Information.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of intravenous (IV) Tramadol. Our current product candidate is intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain.. In September of 2017, we initiated our Phase 3 development program of IV Tramadol for the management of post-operative pain. Our first Phase 3 trial of IV Tramadol was in patients with moderate-to-severe pain following bunionectomy. In May 2018, we announced the study met its primary endpoint and all key secondary endpoints. We plan to initiate a second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any revenue from our product candidates.

Our net loss for the three and six months ended June 30, 2018 was approximately $4.7 million and $15.0 million, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $35.7 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and general and administrative related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

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

We are a majority controlled subsidiary of Fortress Biotech, Inc. (Fortress). For related party transactions, see Note 4 of our unaudited interim condensed financial statements.

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

Results of Operations

General

At June 30, 2018, we had an accumulated deficit of $35.7 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2018 and 2017

	For The Three Months Ended		Change
	June 30,	June 30,
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$3,754	$447	$3,307	740%
General and administrative	927	1,297	(370)	-29%
Loss from operations	(4,681)	(1,744)	(2,937)	168%

Interest income	(24)	-	(24)	*
Interest expense	-	93	(93)	(100)%
Interest expense - related party	-	20	(20)	(100)%
Change in fair value of convertible notes payable	-	95	(95)	(100)%
Change in fair value of warrant liabilities	-	454	(454)	(100)%
Net Loss	$(4,657)	$(2,406)	$(2,251)	94%

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

For the three months ended June 30, 2018 and 2017, research and development expenses were $3.7 million and $0.4 million, respectively. The increase of $3.3 million is primarily due to increases of: $3.2 million associated with the completion of our bunionectomy study and the advancement of our safety study and $0.1 million stock compensation costs.

We expect our research and development activities to decrease as we have delayed certain previously planned activities to preserve cash.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended June 30, 2018 and 2017, general and administrative expenses were $0.9 million and $1.3 million, respectively. The decrease of $0.4 million is primarily due to a decrease of $0.7 million in stock compensation costs from the June 2017 IPO and the Founders Agreement partially offset by increases of: $0.1 million personnel costs, $0.1 million market research costs, and $0.1 million in other general expenses.

We anticipate general and administrative expenses will decrease in future periods, reflecting preservation of cash.

Interest Income

Interest income was $24,000 and $0 for the three months ended June 30, 2018 and 2017, respectively. Interest income was from the interest on our cash equivalents derived from our initial public offering (IPO) proceeds.

Interest Expense

Interest expense was $0 and $93,000 for the three months ended June 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with National Securities, Inc. (NSC). The note was repaid in full in July 2017.

Interest Expense – Related Party

Interest expense – related party was $0 and $20,000 for the three months ended June 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with Fortress. The note was repaid in full in July 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0 and $95,000 for the three months ended June 30, 2018 and 2017, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for our Contingently Issuable Warrants to NSC under Accounting Standards Codification 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited condensed statement of operations. We recorded a change in fair value of $0 and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. The warrants were issued upon the IPO on June 26, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	For The Six Months Ended		Change
	June 30,	June 30,
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$13,193	$580	$12,613	2175%
General and administrative	1,913	1,668	245	15%
Loss from operations	(15,106)	(2,248)	(12,858)	572%

Interest income	(72)	-	(72)	*
Interest expense	-	188	(188)	(100%)
Interest expense - related party	-	81	(81)	(100%)
Change in fair value of convertible notes payable	-	99	(99)	(100%)
Change in fair value of warrant liabilities	-	451	(451)	(100%)
Net Loss	$(15,034)	$(3,067)	$(11,967)	390%

* Comparison to prior period not meaningful

Research and Development Expenses

For the six months ended June 30, 2018 and 2017, research and development expenses were $13.2 million and $0.6 million, respectively. The increase of $12.6 million is primarily due to increases of: $12.3 million associated with clinical trial costs for the completion of our bunionectomy study in May 2018 and the advancement of our safety study, $0.2 million stock compensation costs and $0.1 million personnel costs.

General and Administrative Expenses

For the six months ended June 30, 2018 and 2017, general and administrative expenses were $1.9 million and $1.7 million, respectively. The increase of $0.2 million is primarily due to increases of: $0.2 million personnel costs, $0.3 million market research costs, and $0.2 million in other general expenses partially offset by a decrease of $0.5 million in stock compensation costs from the June 2017 IPO and the Founders Agreement.

Interest Income

Interest income was $72,000 and $0 for the six months ended June 30, 2018 and 2017, respectively. Interest income was from the interest on our cash equivalents derived from our IPO proceeds.

Interest Expense

Interest expense was $0 and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with NSC. The note was repaid in full in July 2017.

Interest Expense – Related Party

Interest expense – related party was $0 and $81,000 for the six months ended June 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with Fortress. The note was repaid in full in July 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0 and $99,000 for the six months ended June 30, 2018 and 2017, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for our Contingently Issuable Warrants to NSC under Accounting Standards Codification 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited condensed statement of operations. We recorded a change in fair value of $0 and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The warrants were issued upon the IPO on June 26, 2017.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we had an accumulated deficit of $35.7 million.

We have used the funds from our IPO to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We currently anticipate that our cash and cash equivalent balances at June 30, 2018, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

	For The Six Months Ended
	June 30,	June 30,
($ in thousands)	2018	2017
Total cash (used in)/provided by:
Operating activities	$(12,842)	$(655)
Investing activities	10,000	-
Financing activities	-	35,141
Net (decrease) increase in cash	$(2,842)	$34,486

Operating Activities

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2018, primarily comprised of our $15.0 million net loss, partially offset by increases of: $1.5 million in operating assets and liabilities and $0.7 million in share based compensation.

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2017, primarily due to $3.1 million in net loss, partially offset by increases of: $0.8 million in operating assets, $0.9 million issuance of common shares, $0.5 million in change in fair value of warrant liabilities and $0.1 million in change in fair value of convertible notes payable.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 and 2017 was $10.0 million and $0, respectively. Our $10.0 million short-term investments consisting of certificates of deposits matured during the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $0 and $35.1 million, respectively. The source of the net cash provided in the 2017 period was mostly our initial public offering of $34.5 million and proceeds from notes payable – related party of approximately $0.6 million.

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

With respect to the quarter ended June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. Specifically, the Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services finalized a payment reduction for drugs acquired through the 340B Drug Pricing Program and has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars. As these are regulatory actions, a new administration could undo or modify these efforts.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress will receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, will receive an annual dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. At our Annual Meeting of the Stockholder’s held on June 13, 2018, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, amending the Class A Preferred dividend payment date from February 17 to January 1 of each year. These share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

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

Certain of our officers and directors serve in similar roles with our parent company, affiliates, related parties and other parties with whom we transact business; ongoing and future relationships and transactions between these parties could result in conflicts of interest.

We share directors and/or officers with certain of our parent company, affiliates, related parties or other companies with which we transact business, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify such conflicts and that any existing agreements that may give rise to such conflicts and any such policies or procedures were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise. The existence and consequences of such potential conflicts could expose us to lost profits, claims by our investors and creditors, and harm to our results of operations.

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

Item 2.	Recent Sales of Unregistered Securities.

None

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

N/A

Item 6.	Financial Statements and Exhibits

Exhibit No.	Description
3.1*	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc.
31.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2018.
31.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2018.
32.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2018.
32.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2018.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 14, 2018	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)