Form 10-Q
period 2018-09-30
AVENUE THERAPEUTICS, INC.
filed 2018-11-14
CIK 1644963

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 6, 2018
Common Stock, $0.0001 par value	10,662,398

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2018

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,804	$11,782
Short-term investments	-	10,000
Prepaid expenses and other current assets	459	388
Total Assets	$5,263	$22,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,098	$2,737
Accounts payable and accrued expenses - related party	371	53
Total current liabilities	2,469	2,790

Total Liabilities	2,469	2,790

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,662,398 and 10,265,083 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Common stock issuable, 0 and 273,837 shares as of September 30, 2018 and December 31, 2017, respectively	-	1,103
Additional paid-in capital	41,083	38,937
Accumulated deficit	(38,290)	(20,661)
Total Stockholders' Equity	2,794	19,380
Total Liabilities and Stockholders' Equity	$5,263	$22,170

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,788	$2,000	$14,981	$2,580
General and administrative	820	848	2,733	2,516
Loss from operations	(2,608)	(2,848)	(17,714)	(5,096)

Interest income	(13)	(6)	(85)	(6)
Interest expense	-	106	-	294
Interest expense - related party	-	-	-	81
Change in fair value of convertible notes payable	-	-	-	99
Change in fair value of warrant liabilities	-	-	-	451
Net Loss	$(2,595)	$(2,948)	$(17,629)	$(6,015)

Net loss per common share outstanding, basic and diluted	$(0.25)	$(0.30)	$(1.73)	$(1.09)

Weighted average number of common shares outstanding, basic and diluted	10,295,958	9,972,663	10,216,466	5,514,988

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Class A Preferred Shares		Common Shares		Common Stock Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Issuance of common shares - Founders Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Exercise of warrants under the NSC Note	-	-	15,500	-	-	-	-	-	-
Share based compensation	-	-	107,978	-	-	-	1,043	-	1,043
Net loss	-	-	-	-	-	-	-	(17,629)	(17,629)
Balance at September 30, 2018	250,000	$-	10,662,398	$1	-	$-	$41,083	$(38,290)	$2,794

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(17,629)	$(6,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,043	270
Change in fair value of convertible notes payable	-	99
Change in fair value of warrant liabilities	-	451
Debt discount amortization	-	174
Issuance of common shares - Founders Agreement	-	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(71)	(126)
Accounts payable and accrued expenses	(639)	1,408
Accounts payable and accrued expenses - related party	318	360
Interest payable	-	(57)
Accrued interest - related party	-	(46)
Net cash used in operating activities	(16,978)	(2,534)

Cash flows from investing activities:
Maturity (purchase) of Short-term investments (certificates of deposits)	10,000	(10,000)
Net cash provided by (used in) investing activities	10,000	(10,000)

Cash flows from financing activities:
Issuance of common shares	-	37,950
Offering costs	-	(3,715)
Repayment of NSC Note	-	(3,000)
Repayments of notes payable - related party	-	(2,848)
Net cash provided by financing activities	-	28,387

Net change in cash	(6,978)	15,853
Cash and cash equivalents, beginning of period	11,782	197
Cash and cash equivalents, end of period	$4,804	$16,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$297

Non-cash financing activities:
Conversion of MSA fees into common shares	$-	$1,000
Issuance of warrants	$-	$750
Extinguishment of Fortress compensation accrual	$-	$632
Modification to interest on fortress note	$-	$300
Conversion of notes payable	$-	$200
Change in fair value of convertible notes warrants	$-	$15

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

On November 12, 2018, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”), entered into definitive agreements with two closing stages for a proposed acquisition of the Company.  The transaction will be subject to Avenue’s stockholders’ and regulatory approvals, and other closing conditions.

At the first stage closing, which is anticipated in the first quarter of 2019, InvaGen will purchase 5,833,333 newly issued shares of Avenue’s common stock at $6.00 per share for a total consideration of $35.0 million. Simultaneously with the closing of the stock issuance, InvaGen will appoint three members (including one independent) on Avenue’s seven-member Board of Directors.

At the second stage closing, InvaGen will acquire the remaining shares of Avenue’s common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate. The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to U.S. Food and Drug Administration approval, labeling, scheduling and the absence of any Risk Evolution and Mitigation Strategy (“REMS”) or similar restrictions in effect with respect to IV Tramadol.

Credit Agreement and Guaranty

Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement, the Company and Invagen entered into a credit agreement (the “Credit Agreement”), pursuant to which Invagen will provide initial financing to the Company in an amount of up to $3.0 million in the form of a line of credit, up to the closing of the Stock Purchase Transaction. Any amounts drawn on the line of credit will be deducted from the aggregate consideration payable to the Company pursuant to the Stock Purchase Transaction. Subject to the terms and conditions described in the Stock Purchase and Merger Agreement, Invagen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to Company stockholders by virtue of the Merger Transaction.

Concurrently with the execution and delivery of the Credit Agreement, Fortress and Invagen entered into a guaranty (the “Guaranty”), pursuant to which Fortress guaranteed the full payment to Invagen, when due, of all amounts of (x) all obligations of the Company to Invagen under the Credit Agreement, whether for principal interest, fees, charges, expenses or otherwise, and (y) any and all costs and expenses incurred by Invagen in enforcing any of its rights under the Guaranty.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $38.3 million.

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

The following table sets forth the common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Nine Months Ended
	September 30,	September 30,
	2018	2017
Restricted stock units/awards	1,121,310	714,999
Preferred shares	250,000	250,000
Options	20,000	20,000
Total potential dilutive effect	1,391,310	984,999

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3 — Allocation

The expense allocations to Avenue, which represent Lucy Lu’s executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. Since Lucy Lu became a full-time employee for Avenue in June 2017, the allocations ceased as her time spent was 100% devoted to Avenue. For the three months ended September 30, 2018 and 2017, the allocated expenses related to Lucy Lu were $0, respectively.  For the nine months ended September 30, 2018 and 2017, the allocated expenses related to Lucy Lu were approximately $0 and $0.2 million, respectively, and were recorded 50% to research and development and 50% to general and administrative expenses.

Note 4 — Related Party Agreements

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue to provide advisory and consulting services to Avenue for a period of five (5) years. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. For the three months ended September 30, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.4 million, respectively.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Accounts payable	$770	$1,545
Accrued employee compensation	216	215
Accrued contracted services and other	1,112	977
Accounts payable and accrued expenses	$2,098	$2,737

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the nine months ended September 30, 2018:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	714,999	$5.00
Granted	467,978	$3.48
Vested	(61,667)	$2.49
Unvested balance at September 30, 2018	1,121,310	$4.39

For the three months ended September 30, 2018 and 2017, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.4 million and $0.2 respectively. For the nine months ended September 30, 2018 and 2017, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $1.0 million and $0.2 million respectively.

At September 30, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $3.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

Stock Options

The following table summarizes stock option award activity for the nine months ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2017	20,000	$6.29	4.63
Granted	-	-	-
Outstanding, September 30, 2018	20,000	$6.29	3.88

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	123,413	$0.0811	$438
Exercised	(15,500)	$0.0001	-
Outstanding, September 30, 2018	107,913	$0.0928	$297

Item 2.	Financial Information.

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

Our net loss for the three and nine months ended September 30, 2018 was approximately $2.6 million and $17.6 million, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $38.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

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

Recent Events

On November 12, 2018, we entered into definitive agreements with InvaGen Pharmaceuticals Inc. (InvaGen) with two closing stages for a proposed acquisition of us.  The transaction will be subject to our stockholders’ and regulatory approvals, and other closing conditions.

At the first stage closing, which is anticipated in the first quarter of 2019, InvaGen will purchase 5,833,333 newly issued shares of our common stock at $6.00 per share for a total consideration of $35.0 million. Simultaneously with the closing of the stock issuance, InvaGen will appoint three members (including one independent) on our seven-member Board of Directors.

At the second stage closing, InvaGen will acquire the remaining shares of our common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate. The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to U.S. Food and Drug Administration approval, labeling, scheduling and the absence of any Risk Evolution Mitigation Strategy (REMS) or similar restrictions in effect with respect to IV Tramadol.

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

Results of Operations

General

At September 30, 2018, we had an accumulated deficit of $38.3 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2018 and 2017

	For The Three Months Ended		Change
	September 30,	September 30,
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$1,788	$2,000	$(212)	(11)%
General and administrative	820	848	(28)	(3)%
Loss from operations	(2,608)	(2,848)	240	(8)%

Interest income	(13)	(6)	(7)	117%
Interest expense	-	106	(106)	(100)%
Net Loss	$(2,595)	$(2,948)	$353	(12)%

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

For the three months ended September 30, 2018 and 2017, research and development expenses were $1.8 million and $2.0 million, respectively. The decrease of $0.2 million is primarily due to a decrease of $1.5 million associated with the completion of our bunionectomy study partially offset by increases of: $0.7 million associated with the advancement of our safety study, $0.5 million for initiation activities of our abdominoplasty study, and $0.1 million in personnel costs.

We expect our research and development activities to increase as we develop our existing product candidate, reflecting increasing costs associated with the following:

•	employee-related expenses;

•	license fees and milestone payments related to in-licensed product and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs, and other general operating expenses not otherwise included in research and development expenses.

For the three months ended September 30, 2018 and 2017, general and administrative expenses were $0.8 million, respectively. General and administrative expenses remained relatively flat during the two periods as marketing expenses increased by $0.1 million which was offset by a decrease of $0.1 million in legal expenses.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	market research and other marketing related activities;

•	employee-related expenses; and

•	increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company

Interest Income

Interest income was $13,000 and $6,000 for the three months ended September 30, 2018 and 2017, respectively. Interest income is from the interest on our cash equivalents derived from our initial public offering (IPO) proceeds.

Interest Expense

Interest expense was $0 and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with National Securities, Inc. (NSC). The note was repaid in full in July 2017 and the $0.1 million of interest expense was due to the amortization of the debt discount.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	For The Nine Months Ended		Change
	September 30,	September 30,
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$14,981	$2,580	$12,401	481%
General and administrative	2,733	2,516	217	9%
Loss from operations	(17,714)	(5,096)	(12,618)	248%

Interest income	(85)	(6)	(79)	1317%
Interest expense	-	294	(294)	(100)%
Interest expense - related party	-	81	(81)	(100)%
Change in fair value of convertible notes payable	-	99	(99)	(100)%
Change in fair value of warrant liabilities	-	451	(451)	(100)%
Net Loss	$(17,629)	$(6,015)	$(11,614)	193%

Research and Development Expenses

For the nine months ended September 30, 2018 and 2017, research and development expenses were $15.0 million and $2.6 million, respectively. The increase of $12.4 million is primarily due to increases of: $12.0 million associated with clinical trial costs for: the completion of our bunionectomy study in May 2018, the advancement of our safety study, and preparation activities for our abdominoplasty study, $0.3 million stock compensation costs and $0.1 million personnel costs.

General and Administrative Expenses

For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $2.7 million and $2.5 million, respectively. The increase of $0.2 million is primarily due to increases of: $0.1 million personnel costs, $0.3 million market research costs, and $0.2 million in other general expenses partially offset by a decrease of $0.4 million in stock compensation costs from the June 2017 IPO and the Founders Agreement.

Interest Income

Interest income was $85,000 and $6,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest income was from the interest on our cash equivalents derived from our IPO proceeds.

Interest Expense

Interest expense was $0 and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with NSC. The note was repaid in full in July 2017.

Interest Expense – Related Party

Interest expense – related party was $0 and $81,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with Fortress. The note was repaid in full in July 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0 and $99,000 for the nine months ended September 30, 2018 and 2017, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for our Contingently Issuable Warrants to NSC under Accounting Standards Codification 815, Derivatives and Hedging for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our unaudited condensed statement of operations. We recorded a change in fair value of $0 and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. The warrants were issued upon the IPO on June 26, 2017.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we had an accumulated deficit of $38.3 million.

We have used the funds from our IPO to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at September 30, 2018 in addition to the transaction signed with Invagen on November 12, 2018 which provides a $3.0 million line of credit prior to the first stage closing (at which time the first stage closing  expected in the first quarter of 2019 would generate $35.0 million in total funding), are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

	For The Nine Months Ended
	September 30,	September 30,
($ in thousands)	2018	2017
Total cash (used in)/provided by:
Operating activities	$(16,978)	$(2,534)
Investing activities	10,000	(10,000)
Financing activities	-	28,387
Net (decrease) increase in cash	$(6,978)	$15,853

Operating Activities

Net cash used in operating activities was $17.0 million for the nine months ended September 30, 2018, primarily comprised of our $17.6 million net loss and decreases of $0.4 million in operating assets and liabilities, partially offset by $1.0 million in share based compensation.

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2017, primarily comprised of our $6.0 million net loss, partially offset by: $0.9 million issuance of common shares, $1.5 million increase in operating assets and liabilities, $0.5 million in change in fair value of warrant liabilities, $0.3 million in share based compensation, and $0.2 million in debt discount amortization.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2018 and 2017, was $10.0 million and ($10.0) million, respectively. Our $10.0 million short-term investments consisting of certificates of deposits matured during the nine months ended September 30, 2018. The Company purchased short-term investments of certificates of deposits consisting of $10.0 million in the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $0 and $28.4 million, respectively. The source of the net cash provided in the 2017 period was mostly our initial public offering of $34.2 million partially offset by our repayments of notes payable of $5.8 million.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Potential Merger with InvaGen Pharmaceuticals

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On November 12, 2018, the Company entered into a stock purchase and merger agreement with InvaGen Pharmaceuticals Inc. (“InvaGen”) and Madison Pharmaceuticals, Inc. (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned subsidiary of InvaGen. The transaction is valued at $215 million, in addition to certain CVR payments.

Consummation of the Merger Transaction is conditioned upon U.S. Food and Drug Administration (“FDA”) approval of IV Tramadol, its labeling and usage and the absence of any REMS restrictions in effect with respect to IV Tramadol.  Additionally, the SPMA contains customary representations, warranties, covenants and termination rights as well as certain customary conditions, including, among others, the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the SPMA is terminated under certain circumstances, we may be obligated to pay InvaGen Pharmaceuticals, Inc. a termination fee of $10.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the SPMA, our business could be materially and adversely affected.

The fact that there is a merger pending could have an adverse effect on our business and results of operations.

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize IV Tramadol in a timely manner;

•	continuing to incur significant expenses related to the merger;

•	the merger agreement restricting us from engaging in business advantageous activities outside of our ordinary course of business without InvaGen’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

If the merger occurs, our shareholders will not be able to participate in any upside to our business other than through the CVRs; if the required commercialization milestone under the CVRs is not achieved, shareholders may not realize any value from the CVRs.

Upon consummation of the merger, our shareholders will receive an estimated per share price of $13.92 in cash at closing and a contractual contingent value right, or a CVR, to receive additional consideration in cash if certain milestones related to the commercialization of IV Tramadol are achieved, but will not receive any shares of InvaGen. Even if our business following the merger performs well, our current shareholders will not receive any additional consideration or be able to share in the increased value of our business by virtue of being equity owners.

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

In addition, even if we were to obtain approval, regulatory authorities may, among other things, approve our product candidate or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for our product candidate or any future product candidates.

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

Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial regulatory scrutiny.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidates and may affect the prices we are able to obtain.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services, the “HHS”,finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program and has proposed to expand this payment reduction to other hospital settings. HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group (i.e., real world use);

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts;

•	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and affect the validity, enforceability, scope or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The ownership by our executive officers and some of our directors of equity securities of Fortress and/or rights to acquire equity securities of Fortress might create, or appear to create, conflicts of interest.

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

Item 2.	Recent Sales of Unregistered Securities.

None

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

N/A

Item 6.	Financial Statements and Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 27, 2017 (File No. 001-38114) and incorporated herein by reference.
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-Q filed on August 14, 2018 (File No. 001-38114) and incorporated herein by reference.
3.3	Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2018.
31.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2018.
32.1*	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2018.
32.2*	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2018.
101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 14, 2018	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

