Form 10-K
period 2018-12-31
AVENUE THERAPEUTICS, INC.
filed 2019-03-12
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $22,950,453 based upon the closing sale price of our common stock of $3.58 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.   The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of February 08, 2019
Common Stock, $0.0001 par value	16,502,310

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.          Business

OVERVIEW

We are a specialty pharmaceutical company that seeks to acquire, license, develop and commercialize products principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidates.

On June 26, 2017, we completed an initial public offering (IPO) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We have used the proceeds from our IPO to initiate our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy, which had its first patient dosed in September 2017. In May 2018, we announced the study met its primary endpoint and all key secondary endpoints.

Further, in December 2018, we initiated the second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty upon successful completion of the bunionectomy study. Based on the enrollment pace of similar studies, we anticipate that we will have topline data from this second Phase 3 trial as early as mid-2019.

In December 2017, we initiated an open-label safety study, which will run concurrently with the two Phase 3 trials.

If these studies meet their primary endpoints, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by the end of 2019.

On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals Inc. (InvaGen), Madison Pharmaceuticals Inc. (Merger Sub), and Fortress Biotech, Inc. (Fortress), pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned, among other things, upon FDA approval of IV Tramadol, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy (REMS) restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The aggregate consideration to be paid by InvaGen under the SPMA is $215 million in cash, subject to certain potential reductions, which InvaGen intends to have sufficient immediately available funds to pay. In addition, we are subject to certain lock-up restrictions and agreed not to (subject to customary exceptions), during the period commencing at the signing of the SPMA until the Merger Transaction, issue, buy, sell, or otherwise subject to a security interest, pledge, hypothecation, mortgage or lien, any securities of the Company.

The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, the Company and InvaGen consummated the Stock Purchase Transaction whereby InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in our capital stock on a fully diluted basis.

We may seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations and research and development activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued securities may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

OUR STRATEGY

Our primary objective is to establish IV Tramadol as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the management of postoperative pain. The key elements of our strategy include:

•	Complete our Phase 3 program for IV Tramadol. We completed our first Phase 3 program in the second quarter of 2018 and expect to report topline data from the second of our two pivotal trials as early as mid-2019, respectively. We also initiated an open-label safety study in December 2017, which is expected to complete by mid-2019.

•	Obtain FDA approval of IV Tramadol for the management of moderate to moderately severe postoperative pain. If our Phase 3 trials meet their primary endpoints, we plan to submit our NDA for IV Tramadol by the end of 2019. We intend to seek FDA approval of IV Tramadol pursuant to Section 505(b)(2) of the FDCA.

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

Postoperative pain following bunionectomy (orthopedic surgery model).  The first Phase 3 trial was conducted in patients undergoing bunionectomy surgery, which is considered an orthopedic surgical model. Approximately 405 patients were randomized 1:1:1 to one of two doses of IV Tramadol, or placebo, for 48 hours. The primary efficacy endpoint was Sum of Pain Intensity Difference over 48 hours (SPID 48), which is a measure of the overall effectiveness of the drug in reducing pain intensity during the 48-hour period. This trial commenced in the third quarter of 2017. In May 2018, we announced the trial met its primary endpoint and all key secondary endpoints.

Postoperative pain following abdominoplasty (soft tissue model).  The second Phase 3 safety and efficacy trial will be conducted in patients undergoing abdominoplasty surgery, which is considered a soft-tissue surgical model. Approximately 360 patients will be randomized 3:3:2 to IV Tramadol, placebo or a standard-of-care comparator arm. The primary efficacy endpoint is Sum of Pain Intensity Difference over 24 hours (SPID 24). We initiated this trial in December 2018. Based on the enrollment pace of similar trials, we anticipate that we may have topline data to be reported as early as mid-2019.

Open-label safety study.  We initiated the safety study in December 2017 and will run this study concurrently with the two Phase 3 trials. Approximately 250 patients will be enrolled in the safety study, which has an open label, single arm design. We anticipate that we will complete this study as early as mid-2019.

If these trials are successful, we plan to submit an NDA for the FDA’s review and approval for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the FDCA by the end of 2019.

License Agreement with Revogenex Ireland Ltd.

Effective as of February 17, 2015, Fortress obtained a worldwide (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections) exclusive license to make, market and sell IV Tramadol pursuant to an agreement with Revogenex, a privately held company in Dublin, Ireland, or the License Agreement. Under the terms of the License Agreement, Fortress paid Revogenex an up-front licensing fee of $2.0 million upon execution and an additional $1.0 million on June 17, 2015; two additional milestones totaling $4.0 million are due upon the completion of certain development goals. Additional high single-digit to low double-digit royalty payments on net sales of licensed products are due. Royalties will be paid on a product-by-product and country-by-country basis until the expiration in each country of the valid patent claim. In return, Fortress obtained the exclusive worldwide rights to U.S. Patent No. 8,895,622 “Intravenous Administration of Tramadol” issued on November 25, 2014, or the ‘622 Patent, U.S. Patent No. 9,561,195 issued on February 7, 2017, or the ‘195 Patent, and U.S. Patent No. 9,566,253 issued on February 14, 2017, or the ‘253 Patent (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections). Additionally, Fortress acquired the rights to an open U.S. Investigational New Drug Application pertaining to IV Tramadol, as well as all supporting documentation and relevant correspondence with the FDA. Further, under the License Agreement, Fortress assumed the rights and obligations of Revogenex under its current manufacturing agreement with Zaklady Farmaceutyczne Polpharma (Polpharma), or the Manufacturing Agreement. Fortress transferred all its rights and obligations under the License Agreement and the Manufacturing Agreement to us pursuant to an Asset Transfer Agreement, dated as of May 13, 2015.

The License Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the License Agreement may also be terminated early by: (i) Revogenex if the NDA has not been filed by February 17, 2021 or February 17, 2022 in the event a Phase 3 Trial does not meet its endpoint, and we have failed to use commercially reasonable efforts to carry out all of the product development, (ii) Revogenex if the FDA does not issue an approval or otherwise issues a “not approvable” notice for the NDA within 27 months after the NDA has been filed with the FDA, although this termination right will be tolled if we are using commercial reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (iii) us if we reasonably determine prior to NDA approval that the development of IV Tramadol is not economically viable, or (iv) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV Tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV Tramadol of at least $20 million in any given calendar year, with certain exceptions.

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

In view of additional prior art discovered after the issuance of the ‘622 Patent, we have focused efforts on obtaining further patent coverage for the technology. Pursuant to the License Agreement, we have exclusive, worldwide commercialization rights to all continuation patent filings of the ‘622 Patent. As a first step, we have prosecuted further claims in two continuation patent applications of the ‘622 patent in which all prior art which we uncovered in extensive searches was brought to the attention of the USPTO. The goal was to obtain further patent claims which patentably differentiate over such prior art. To date, our efforts have resulted in the issuance of U.S. Patent No. 9,561,195 (hereinafter referred to as “the ‘195 Patent” which was issued from U.S. Application Serial No. 14/550,279 on February 7, 2017),U.S. Patent 9,566,253 (hereinafter referred to as “the ‘253 Patent” which was issued from U.S. Application Serial No. 14/713,775 on February 14, 2017), U.S. Patent No. 9,962,343 (hereinafter referred to as “the ‘343 Patent” which was issued from U.S. Application Serial No. 14/550,279 on May 8, 2018), all of which are entitled “Intravenous Administration of Tramadol” and both of which contain the same disclosure (specification) as that of the ‘622 Patent. The ‘195, ‘253, and ‘343 patents are scheduled to expire on the same day as the expiration of the ‘622 patent (April 12, 2032; absent possible patent term extensions).

The ‘253 patent includes claims directed to a method of treating moderate to severe acute pain in a human patient by a dose of about 50 mg of IV Tramadol over a time period from 10 minutes to 20 minutes, and administering further doses of tramadol at two to six hour time intervals (each dose being administered intravenously over the same time period). The ‘343 patent includes claims directed to similar subject matter. There is also a continuation patent application pending with the USPTO.

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

The ‘253, ‘195 and ‘343 patents include further claims to the treatment method, including also administering one or more doses of an IV opioid analgesic that is not tramadol as rescue medicine to the patient to treat breakthrough pain. The claims are further directed to the use of the treatment method for postoperative pain, and claims are also directed to the treatment method resulting in a reduction in a side-effect associated with tramadol therapy selected from nausea, vomiting, or both.

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

The License Agreement grants us the rights to a further patent as U.S. Patent No. 9,693,949 (“the ‘949 Patent”) to an IV Tramadol dosing regimen which was issued by the USPTO in 2017. This new patent describes and claims a dosing regimen in which our IV Tramadol product is dosed to a human patient(s) for treating acute pain in a manner such that the plasma levels obtained (including but not limited to Cmax and AUC) are very similar to treatment with a 100 mg oral dose of tramadol hydrochloride to a human patient(s) every six hours at steady state. This is accomplished by intravenously administering a first dose of tramadol 50 mg to a human patient; then intravenously administering a second dose of tramadol 50 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 50 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 50 mg at dosage intervals of about 4 hours. It is believed that this dosing regimen may provide advantages over the commercially available oral doing regimen, and further allows the patient to be stepped down from the IV Tramadol dosing regimen to an oral dosing regimen with less concern about deleterious effects which might occur from a switch from IV to oral analgesic medicine (e.g., as would be the case where the switch to an oral version of the drug provides a much different Cmax and AUC than the IV dose provides at steady state). This new dosing regimen is the result of considerable experimentation by us, and a prior art search has not revealed any similar dosing regimen being used or published with respect to IV Tramadol infusions. The patent term of the ‘949 Patent may extend to at least May 24, 2036 (absent possible patent term extensions). A continuation of the ‘949 patent has issued as U.S. Patent 9,968,551 on May 18, 2018 claiming the same dosing regimen except that it includes claims that specify that the mean Cmax after the third administered dose of tramadol is similar to the mean Cmax at steady-state for a dosing regimen of 100 mg tramadol HCl administered orally every 6 hours, and/or specifies pharmacokinetic parameters for Cmax and/or AUC at steady-state. U.S. Patent No. 9,980,900 (a continuation-in-part of the ‘949 patent) issued on May 29, 2018 and is directed to the same doing regimen, except that it includes claims that specify the pharmacokinetic parameters after the third administered dose of tramadol. Further continuation patent applications are pending for (i) the 50 mg dosing regimen to human patients experiencing acute pain or acute post-operative pain; (ii) the 50 mg dosing regimen directed to administering a first dose of tramadol 50 mg to a human patient and thereafter intravenously administering additional doses of tramadol to the human patient(s) in an amount of about 50 mg tramadol at dosage intervals of about 4 hours, except that a second dose is intravenously administered as a loading dose at a shortened interval as compared to the dosage interval of about 4 hours, and (iii) administering the 50 mg dosing regimen as described with an NSAID as well.

The License Agreement also grants us the rights to two additional continuation applications to the ‘949 patent that are currently pending with the USPTO. These patent applications are directed to (i) administering a first dose of tramadol 60 mg to a human patient and thereafter intravenously administering additional doses of tramadol to the human patient(s) in an amount of about 60 mg tramadol at dosage intervals of about 6 hours, except that a second dose is intravenously administered as a loading dose at a shortened interval as compared to the dosage interval of about 6 hours, and (ii) administering the 60 mg dosing regimen as described with an NSAID as well.

The License Agreement also grants us the rights to U.S. Patent No. 10,022,321 (“the ‘321 Patent”) to an IV Tramadol dosing regimen which was issued by the USPTO in 2018. This new patent describes and claims a dosing regimen in which our IV Tramadol product is dosed to a human patient(s) for treating acute pain by intravenously administering a first dose of tramadol 25 mg to a human patient; then intravenously administering a second dose of tramadol 25 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 25 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 25 mg at dosage intervals of about 4 hours. A continuation application to the ‘321 patent is also pending with the USPTO.

The License Agreement further grants us the rights to a new patent application pending with the USPTO directed to the intravenous administration of tramadol co-administered with acetaminophen, and another new patent application pending with the USPTO directed to the intravenous administration of tramadol co-administered with ketorolac.

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

We do not own or operate manufacturing facilities for the production of IV Tramadol, nor do we have plans to develop or own manufacturing operations in the foreseeable future. Currently, we have one manufacturer, Polpharma, who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV Tramadol in accordance with cGMP. We also plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV Tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue and a milestone payment amount of $2.0 million upon FDA approval of IV Tramadol.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2018, we had 6 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

On November 12, 2018, the Company entered into SPMA with InvaGen, Merger Sub and Fortress, pursuant to which, among other things and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned subsidiary of InvaGen. The transaction is valued at $215 million, in addition to certain CVR payments.

Consummation of the Merger Transaction is conditioned upon FDA approval of IV Tramadol, its labeling and usage and the absence of any REMS restrictions in effect with respect to IV Tramadol. Additionally, the SPMA contains customary representations, warranties, covenants and termination rights as well as certain customary conditions, including, among others, the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the SPMA is terminated under certain circumstances, we may be obligated to pay InvaGen a termination fee of $10.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the SPMA, our business could be materially and adversely affected.

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

In July 2014, the U.S. Drug Enforcement Administration, or DEA, classified Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are mostly classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only intravenous Schedule IV opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA might reschedule Tramadol as a Schedule I, II or III controlled substance. Such a rescheduling would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to market IV Tramadol as a safe alternative pain management product.

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

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195, 9,566,253 9,693,949, 9,968,551 and 9,980,900) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing on our patent.

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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

In connection with the SPMA, two putative class action lawsuits were filed in the United States District Court for the District of Delaware. The two lawsuits are captioned Bushansky v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00085 (D. Del. Jan 15, 2019) and Krause v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00107 (D. Del. Jan 17, 2019) (collectively, the “Merger Litigation”). The complaints, which were filed by purported Company stockholders, generally allege that the preliminary and definitive proxy statements that the Company filed with the SEC on December 11, 2018 and December 21, 2018, respectively, omitted certain material information in connection with the Stock Purchase Transaction and the Merger Transaction in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 thereunder. These complaints include demands for, among other things, an order enjoining defendants from closing the Stock Purchase Transaction and the Merger Transaction absent certain disclosures of information identified in the complaints.

The Company believes that the claims asserted in the Merger Litigation are without merit and that no supplemental disclosure was required under applicable law. However, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the SPMA and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Proxy Statement it filed with the SEC on December 21, 2018.  Nothing in the supplement to the proxy was deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth within the supplement to the Proxy Statement. To the contrary, the Company specifically denied all allegations in the Merger Litigation that any additional disclosure was required.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has been trading on the NASDAQ Global Market since June 26, 2017, under the symbol “ATXI.” Prior to this, there was no public market for our common stock.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated:

Fiscal Year Ended December 31, 2018	High	Low
First Quarter	$5.75	$3.64
Second Quarter	$4.96	$3.58
Third Quarter	$4.21	$2.75
Fourth Quarter	$5.60	$2.10

Fiscal Year Ended December 31, 2017	High	Low
Second Quarter (beginning June 26)	$8.25	$7.88
Third Quarter	$8.00	$5.08
Fourth Quarter	$5.64	$3.53

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

Holders

As of December 31, 2018, there were approximately 10.7 million shares of common stock outstanding held by 22 record stockholders.

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

Recent Sales of Unregistered Securities.

On February 8, 2019, the Company and InvaGen completed the First Stage Closing under the SPMA. In connection with the First Stage Closing, the Company received $35 million from InvaGen and InvaGen received 5,833,333 shares of the Company’s common stock, resulting in an ownership interest in the Company by InvaGen of 33.3% on a fully diluted basis.

The above transaction was conducted pursuant to the exemption provided by Regulation D under the Securities Act.

Description of Registrant’s Securities to be Registered.

Not applicable.

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

Overview

We are a specialty pharmaceutical company that seeks to acquire, license, develop and commercialize products principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidates.

On June 26, 2017, we completed an initial public offering (IPO) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We have used the proceeds from our IPO to initiate our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy, which had its first patient dosed in September 2017. In May 2018, we announced the study met its primary endpoint and all key secondary endpoints.

Further, in December 2018, we initiated the second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty upon successful completion of the bunionectomy study. Based on the enrollment pace of similar studies, we anticipate that we will have topline data from this second Phase 3 trial as early as mid-2019.

In December 2017, we initiated an open-label safety study, which will run concurrently with the two Phase 3 trials.

If these studies meet their primary endpoints, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, by the end of 2019.

On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals Inc. (InvaGen), Madison Pharmaceuticals Inc. (Merger Sub), and Fortress Biotech, Inc. (Fortress), pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned, among other things, upon FDA approval of IV Tramadol, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy (“REMS”) restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The aggregate consideration to be paid by InvaGen under the SPMA is $215 million in cash, subject to certain potential reductions, which InvaGen intends to have sufficient immediately available funds to pay. In addition, we are subject to certain lock-up restrictions and agreed not to (subject to customary exceptions), during the period commencing at the signing of the SPMA until the Merger Transaction, issue, buy, sell, or otherwise subject to a security interest, pledge, hypothecation, mortgage or lien, any securities of the Company.

The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, the Company and InvaGen consummated the Stock Purchase Transaction whereby InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in our capital stock on a fully diluted basis.

Our net loss for the years ended December 31, 2018 and 2017 was approximately $21.5 million and $12.3 million, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $42.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur increased research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

We may need to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations and research and development activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, we issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of our fully diluted outstanding equity (The Annual Stock Dividend). On June 13, 2018, our Stockholders adopted an amendment to our Third Amended and Restated Certificate of Incorporation amending the payment date going forward to January 1 of each year. Concurrently with the execution and delivery of the SPMA, we, InvaGen and Fortress entered into a waiver agreement (“the Waiver Agreement”), pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of our common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under a certain management services agreement between us and Fortress and the Founders Agreement (as defined in the SPMA), for the period November 12, 2018 to the termination of InvaGen’s rights under Section 4 of the Stockholders Agreement that was signed between us, certain stockholders of ours, and InvaGen.

We recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. Our future share prices cannot be estimated due to the nature of our assets and our stage of development. Due to these uncertainties, we concluded that we could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2018. Because the issuance of shares on February 17, 2018 occurred prior to the issuance of the December 31, 2017 financial statements, we recorded approximately $1.1 million in research and development - licenses acquired for the year ended December 31, 2017. Due to the Waiver Agreement, we recorded $0 in research and development - licenses acquired for the year ended December 31, 2018.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	For The Year Ended		Change
	December 31,	December 31,
($ in thousands)	2018	2017	$	%
Operating expenses:
Research and development	$17,696	$6,698	$10,998	164%
Research and development - licenses acquired	-	1,103	(1,103)	(100)%
General and administrative	4,120	3,620	500	14%
Loss from operations	(21,816)	(11,421)	(10,395)	91%

Interest income	(93)	(88)	(5)	6%
Interest expense	-	294	(294)	(100)%
Interest expense - related party	-	81	(81)	(100)%
Change in fair value of convertible notes payable	-	99	(99)	(100)%
Change in fair value of warrant liabilities	-	451	(451)	(100)%
Other income	(175)	-	(175)	*
Net Loss	$(21,548)	$(12,258)	$(9,290)	76%
* Comparison to prior period not meaningful

Research and Development Expenses

For the years ended December 31, 2018 and 2017, research and development expenses were $17.7 million and $6.7 million, respectively. The $11.0 million increase primarily reflects an increase of $10.2 million in clinical trial costs associated with the completion of the bunionectomy study in May 2018, the ongoing safety study and the initiation of the abdominoplasty study in December 2018. There were also increases of $0.4 million in personnel costs and $0.4 million in stock compensation costs associated with increased headcount.

Research and Development Expenses – Licenses Acquired

For the years ended December 31, 2018 and 2017, research and development expenses – licenses acquired were $0 and $1.1 million, respectively. The $1.1 million expense in 2017 represents the payment of the annual Class A Preferred Stock dividend of 2.5% of the fully dilutive shares. There was no payment for the year ended December 31, 2018 due to the SPMA with InvaGen.

General and Administrative Expenses

For the years ended December 31, 2018 and 2017, general and administrative expenses were $4.1 million and $3.6 million, respectively. The $0.5 million increase primarily reflects increases of $0.2 million for personnel costs, $0.4 million for legal costs, $0.1 million for marketing research cost and $0.2 million for professional fees partially offset by a decrease of $0.4 million for stock compensation costs associated with the 2.5% financing fee due to Fortress from the IPO in 2017.

Interest Income

Interest income was $0.1 million for the years ended December 31, 2018 and 2017, respectively. Interest income was earned from our proceeds from our IPO in June 2017.

Interest Expense

Interest expense was $0 and $0.3 million for the years ended December 31, 2018 and 2017, respectively. Interest expense was primarily related to our note payable with NSC which was repaid in July 2017.

Interest Expense - Related Party

Interest expense - related party was $0 and $0.1 million for the years ended December 31, 2018 and 2017, respectively. Interest expense - related party was primarily related to our note payable with Fortress. The note payable to Fortress was repaid in full in July 2017.

Change in Fair Value of Convertible Notes Payable

The change in fair value of convertible notes payable was $0 and $0.1 million for the years ended December 31, 2018 and 2017, respectively. The notes were converted into shares upon the IPO on June 26, 2017.

Change in Fair Value of Warrant Liabilities

We are required to account for the Contingently Issuable Warrants to NSC under ASC 815, Derivatives and Hedging, for each reporting period as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants. The difference in fair value from the previous valuation date needs to be marked to market through our statement of operations. We recorded an expense of $0 and $0.5 million for the years ended December 31, 2018 and 2017, respectively. The Contingently Issuable Warrants were issued upon the IPO on June 26, 2017.

Other

Other income was $0.2 million and $0 for the years ended December 31, 2018 and 2017, respectively. The source of the other income for 2018 was the receipt of the New York City Biotech Tax Credit.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, we had an accumulated deficit of $42.2 million.

On June 26, 2017, we completed an IPO of our common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our Company’s capital stock on a fully diluted basis.

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding capital expenditures and investments. We currently anticipate that our cash and cash equivalent balances at December 31, 2018, in conjunction with $31.5 million net proceeds received in February 2019 from InvaGen in connection with the SPMA are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Cash Flows for the Years Ended December 31, 2018 and 2017

	For The Years Ended
	December 31,
($ in thousands)	2018	2017
Total cash (used in)/provided by:
Operating activities	$(18,216)	$(6,802)
Investing activities	10,000	(10,000)
Financing activities	(895)	28,387
Net (decrease) increase in cash	$(9,111)	$11,585

Operating Activities

Net cash used in operating activities was approximately $18.2 million for the year ended December 31, 2018, primarily comprised of our $21.5 million net loss, partially offset by: $1.8 million increase in operating assets and liabilities, and $1.5 million in share based compensation.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2018 was $10.0 million. The Company’s short-term investments of certificates of deposits consisting of $10.0 million matured in the year ended December 31, 2018.

Net cash used in investing activities for the year ended December 31, 2017 was $10.0 million. The Company purchased short-term investments of certificates of deposits consisting of $10.0 million in the year ended December 31, 2017.

Financing Activities

Net cash used by financing activities for the year ended December 31, 2018 was $0.9 million which was from the payments for deferred financing costs.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 27, 2017 (File No. 001-38114) and incorporated herein by reference.

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-Q filed on August 14, 2018 (File No. 001-38114) and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.1	Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated February 17, 2015, filed as Exhibit 10.1 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.*

10.2	First Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated June 23, 2016, filed as Exhibit 10.11 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.

10.3	Second Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated May 4, 2017, filed as Exhibit 10.3 to Form S-1/A filed on May 22, 2017 (File No. 333-217552) and incorporated herein by reference.

10.4	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. dated September 13, 2016, filed as Exhibit 10.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.5	Promissory Note from Avenue Therapeutics, Inc. to NSC Biotech Venture Fund I, LLC, effective as of October 31, 2015, filed as Exhibit 10.3 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.6	Promissory Note from Avenue Therapeutics, Inc. to Fortress Biotech, Inc., effective as of March 15, 2015, filed as Exhibit 10.4 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.7	Management Services Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. effective as of February 17, 2015, filed as Exhibit 10.5 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.8	Employment Agreement with Dr. Lucy Lu, MD, dated June 10, 2015, filed as Exhibit 10.6 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.9	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 10.7 000-55556) and incorporated herein by reference.

10.10	Consulting Agreement with Dr. Scott A. Reines, dated July 22, 2015, filed as Exhibit 10.8 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.11	First Amendment to Consulting Agreement with Dr. Scott A. Reines, dated January 25, 2016, filed as Exhibit 10.9 to 10.7 Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.12	Second Amendment to Consulting Agreement with Dr. Scott A. Reines, dated August 2, 2016, filed as Exhibit 10.10 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.13	Third Amendment to Consulting Agreement with Dr. Scott A. Reines, dated February 28, 2017, filed as Exhibit 10.12 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.14	Letter Agreement with Joseph Vazzano, dated July 28, 2017, filed as Exhibit 10.1 to Form 8-K filed on August 15, 2017 (File No. 001-38114) and incorporated herein by reference.#

10.15	Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc. and Madison Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.16	Stockholders Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.17	Credit Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.18	Guaranty, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.19	Voting and Support Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.20	Waiver Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.21	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.22	Indemnification Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.23	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.24	First Amendment to Executive Employment Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and Dr. Lucy Lu, M.D., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

* Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Avenue Therapeutics, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 12, 2019

AVENUE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$2,671	$11,782
Short-term investments	-	10,000
Deferred financing costs	1,702	-
Prepaid expenses and other current assets	152	388
Total Assets	$4,525	$22,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$4,669	$2,737
Accounts payable and accrued expenses - related party	487	53
Total current liabilities	5,156	2,790

Total Liabilities	5,156	2,790

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 10,667,714 and 10,265,083 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Common stock issuable, 0 and 273,837 shares as of December 31, 2018 and 2017, respectively	-	1,103
Additional paid-in capital	41,577	38,937
Accumulated deficit	(42,209)	(20,661)
Total Stockholders' Equity (Deficit)	(631)	19,380
Total Liabilities and Stockholders' Equity (Deficit)	$4,525	$22,170

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2018	2017
Operating expenses:
Research and development	$17,696	$6,698
Research and development - licenses acquired	-	1,103
General and administrative	4,120	3,620
Loss from operations	(21,816)	(11,421)

Interest income	(93)	(88)
Interest expense	-	294
Interest expense - related party	-	81
Change in fair value of convertible notes payable	-	99
Change in fair value of warrant liabilities	-	451
Other income	(175)	-
Net Loss	$(21,548)	$(12,258)

Net loss per common share outstanding, basic and diluted	$(2.10)	$(1.85)

Weighted average number of common shares outstanding, basic and diluted	10,239,169	6,634,937

 The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2016	250,000	$-	3,257,937	$1	83,532	$49	$105	$(8,403)	$(8,248)
Share based compensation	-	-	220,000	-	-	-	604	-	604
Issuance of common shares - Founders Agreement	-	-	241,657	-	(83,532)	(49)	997	-	948
Common shares issuable to Fortress - Founders	-	-	-	-	273,837	1,103	-	-	1,103
Issuance of common shares, net of costs	-	-	6,325,000	-	-	-	34,235	-	34,235
Conversion of MSA fees into common shares	-	-	166,666	-	-	-	1,000	-	1,000
Issuance of warrants under the NSC Note	-	-	-	-	-	-	750		750
Exercise of warrants under the NSC Note	-	-	4,075	-	-	-	-	-	-
Conversion of notes payable	-	-	49,748	-	-	-	299	-	299
Change in fair value of convertible notes warrants	-	-	-	-	-	-	15	-	15
Modification to interest on fortress note	-	-	-	-	-	-	300	-	300
Contribution of capital - extinguishment of Fortress compensation accrual	-	-	-	-	-	-	632	-	632
Net loss	-	-	-	-	-	-	-	(12,258)	(12,258)
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Issuance of common shares - Founders Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Exercise of warrants under the NSC Note	-	-	20,816	-	-	-	-	-	-
Share based compensation	-	-	107,978	-	-	-	1,537	-	1,537
Net loss	-	-	-	-	-	-	-	(21,548)	(21,548)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	-	$-	$41,577	$(42,209)	$(631)

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(21,548)	$(12,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,537	604
Change in fair value of convertible notes payable	-	99
Change in fair value of warrant liabilities	-	451
Debt discount amortization	-	174
Issuance of common shares - Founders Agreement	-	948
Common shares issuable - Founders Agreement	-	1,103
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	236	(388)
Accounts payable and accrued expenses	1,125	2,231
Accounts payable and accrued expenses - related party	434	337
Interest payable	-	(57)
Accrued interest - related party	-	(46)
Net cash used in operating activities	(18,216)	(6,802)

Cash flows from investing activities:
Maturity (purchase) of Short-term investments (certificates of deposits)	10,000	(10,000)
Net cash provided by (used in) investing activities	10,000	(10,000)

Cash flows from financing activities:
Issuance of common shares	-	37,950
Offering costs	(895)	(3,715)
Repayment of NSC Note	-	(3,000)
Proceeds from notes payable - related party	-	637
Repayments of notes payable - related party	-	(3,485)
Net cash (used in) provided by financing activities	(895)	28,387

Net change in cash	(9,111)	11,585
Cash and cash equivalents, beginning of period	11,782	197
Cash and cash equivalents, end of period	$2,671	$11,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$303

Non-cash financing activities:
Unpaid deferred financing costs	$807	$-
Conversion of MSA fees into common shares	$-	$1,000
Issuance of warrants	$-	$750
Extinguishment of Fortress compensation accrual	$-	$632
Modification to interest on fortress note	$-	$300
Conversion of notes payable	$-	$200
Change in fair value of convertible notes warrants	$-	$15

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

Stock Purchase and Merger Agreement (the “SPMA”)

On November 12, 2018, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”), entered into definitive agreements with two closing stages for a proposed acquisition of the Company for a total aggregate consideration of $215.0 million. The SPMA was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 (“the Stock Purchase Transaction”) per share for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

At the second stage closing, InvaGen will acquire the remaining shares of Avenue’s common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate (“the Merger Transaction”). The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to U.S. Food and Drug Administration approval, labeling, scheduling and the absence of any Risk Evaluation and Mitigation Strategy (“REMS”) or similar restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Concurrently with the execution and delivery of the SPMA, the Company and InvaGen entered into a credit agreement (the “Credit Agreement”), pursuant to which InvaGen will provide initial financing to the Company in an amount of up to $3.0 million in the form of a line of credit, up to the closing of the Stock Purchase Transaction which occurred on February 8, 2019. Any amounts drawn on the line of credit will be deducted from the aggregate consideration payable to the Company pursuant to the Stock Purchase Transaction.  As of December 31, 2018, no amounts were drawn on this line of credit.  Subject to the terms and conditions described in the SPMA, the Buyer may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to Company stockholders by virtue of the Merger Transaction.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $42.2 million.

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars. The Company has no subsidiaries.

The financial statements may not be indicative of future performance and may not reflect what their results of operations, financial position, and cash flows would have been had Avenue operated as an independent entity. Certain estimates, including allocations from Fortress, have been made to provide financial statements for stand-alone reporting purposes. Avenue became a stand-alone entity following the Initial Public Offering (“IPO”) on June 26, 2017. All inter-company transactions between Fortress and Avenue are classified as Accounts Payable and Accrued Expenses — Related Party in the financial statements. The Company believes that the assumptions underlying the financial statements are reasonable. The cost allocation methods used prior to the IPO in June 2017 applied to certain common costs include the following:

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2018 and at December 31, 2017 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

Short-term Investments

The Company classifies its certificates of deposit as short-term investments in accordance with the Financial Accounting Standards Board ("FASB") ASC 320, Investments - Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months but less than a year when purchased to be short-term investments. There were no investments as of December 31, 2018. In July 2017 and in September 2017, the Company purchased $5.0 million of certificates of deposit with an original maturity of six months. At December 31, 2017, the Company had approximately $10.0 million in certificates of deposit with an original maturity of greater than three months. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposits with an original maturity of six months should be classified as short-term investments as of December 31, 2017. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired are reflected as research and development — licenses acquired on the Company’s Statements of Operations.

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitled the holder to a stock dividend equal to 2.5% of the fully diluted outstanding equity of the Company (“The Annual Stock Dividend”) to be paid on February 17 of each year. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the payment date going forward to January 1 of each year. Concurrently with the execution and delivery of the SPMA, the Company, InvaGen and Fortress entered into a waiver agreement (“the Waiver Agreement”), pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of the Company’s common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under a certain management services agreement between the Company and Fortress and the Founders Agreement (as defined in the SPMA), for the period November 12, 2018 to the termination of InvaGen’s rights under Section 4 of the Stockholders Agreement that was signed between the Company, certain stockholders of the Company, and InvaGen.

The Company recorded the Annual Stock Dividend due to Fortress as contingent consideration. Contingent consideration is recorded when probable and reasonably estimable. The Company’s future share prices cannot be estimated due to the nature of its assets and the Company’s stage of development. Due to these uncertainties, the Company concluded that it could not reasonably estimate the contingent consideration until shares were actually issued on February 17, 2018. Because the issuance of shares on February 17, 2018 occurred prior to the issuance of the December 31, 2017 financial statements, the Company recorded approximately $1.1 million in research and development - licenses acquired for the year ended December 31, 2017. Due to the Waiver Agreement, the Company recorded $0 in research and development - licenses acquired for the year ended December 31, 2018.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 9, 2015, the 2015 through 2018 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2018 and 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,	December 31,
	2018	2017
Restricted stock units/awards	1,104,643	714,999
Preferred shares	250,000	250,000
Options	20,000	20,000
Total potential dilutive effect	1,374,643	984,999

Comprehensive Loss

The Company has no components of other comprehensive loss, and therefore, comprehensive loss equals net loss.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Recently Adopted Accounting Standards

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 in the first quarter of 2019 and its adoption did not have a material impact on the Company’s financial statements and related disclosures.

Note 3 — Allocation

The expense allocations to Avenue, which represent Lucy Lu’s executive compensation, have been paid by Fortress and allocated by the Company between Avenue and Fortress based on time spent on Avenue projects versus time spent on Fortress projects. The allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if Avenue had been operating as a stand-alone entity. Since Lucy Lu became a full-time employee for Avenue in June 2017, the allocations ceased as her time spent was 100% devoted to Avenue. For the years ended December 31, 2018 and 2017, the allocated expenses related to Lucy Lu were approximately $0 and $0.2 million, respectively, and were recorded 50% to research and development and 50% to general and administration expenses. Upon the IPO, Fortress and Avenue agreed to extinguish the total amount accrued under these expense allocations. Therefore, the Company recorded the $0.6 million related to the allocation of Lucy Lu’s compensation as a contribution of capital on June 26, 2017.

Note 4 — License/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to Avenue, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. The $3.0 million cumulative payment was included in research and development-licenses acquired in the statements of operations. In addition, under the terms of the agreement, Revogenex is eligible to receive additional milestone payments totaling $4.0 million upon the achievement of certain development milestones, as well as royalty payments for sales of the product.

On October 29, 2018, the Company and Zaklady Farmaceutyczne Polpharma (“Polpharma”) extended the term of the supply agreement to eight years from the date of the launch of the product. In addition, under the terms of the amended agreement, Polpharma is eligible to receive a milestone payment totaling $2.0 million upon the achievement of a certain development milestone, as well as royalty payments for sales of the product.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Note 5 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015, pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “License Agreement”). As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt (see Note 7) that Fortress accumulated to NSC for expenses and costs of forming Avenue and obtaining the IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. As additional consideration for the transfer of rights under the Founders Agreement, Avenue shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). This additional consideration was waived on November 12, 2018 with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

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

For the years ended December 31, 2018 and 2017, the Company had expenses related to the MSA of approximately $0.4 million and $0.5 million, respectively. Effective November 12, 2018, the MSA fee was waived with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

On July 25, 2017, the Company repaid the outstanding principal and interest balance of the Fortress Note of approximately $3.5 million and $0.1 million, respectively. For the years ended December 31, 2018 and 2017, the Company had interest expense related to the Fortress Note of approximately $0 and $74,000, respectively.

NSC Note and Financings

In September 2016, Fortress acquired through a tender offer 56.6% of National Holdings, Inc. (“National” or “NHLD”). The Company held an approximate $3.0 million NSC Note (“NSC Note”) (see Note 7) for which NSC, a subsidiary of National, received a 10% placement fee upon issuance of the Note to Fortress. As of February 11, 2019, Fortress completed a two stage sale of its entire ownership in National and as such, National is no longer a related party. On June 26, 2017, the Company completed an IPO and NSC acted as co-manager in this offering and earned commissions and fees of approximately $2.3 million. On July 5, 2017, the Company repaid the outstanding NSC Note of approximately $3.0 million and accrued interest of approximately $2,000.

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

Note 6 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accounts payable	$3,089	$1,545
Accrued employee compensation	463	215
Accrued contracted services and other	1,117	977
Accounts payable and accrued expenses	$4,669	$2,737

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

For the years ended December 31, 2018 and 2017, the Company recorded interest expense of approximately $0 and $0.3 million, respectively.

The following table summarizes NSC Note activities as of December 31, 2018 (in thousands):

	Note Payable	Discount	Note Payable, Net
December 31, 2016 balance	$3,000	$(174)	$2,826
Repayments	(3,000)	-	(3,000)
Amortization of debt discount	-	174	174
December 31, 2017 balance	$-	$-	$-
December 31, 2018 balance	$-	$-	$-

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

In connection with the SPMA, two putative class action lawsuits were filed in the United States District Court for the District of Delaware. The two lawsuits are captioned Bushansky v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00085 (D. Del. Jan 15, 2019) and Krause v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00107 (D. Del. Jan 17, 2019) (collectively, the “Merger Litigation”). The complaints, which were filed by purported Company stockholders, generally allege that the preliminary and definitive proxy statements that the Company filed with the SEC on December 11, 2018 and December 21, 2018, respectively, omitted certain material information in connection with the Stock Purchase Transaction and the Merger Transaction in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 thereunder. These complaints include demands for, among other things, an order enjoining defendants from closing the Stock Purchase Transaction and the Merger Transaction absent certain disclosures of information identified in the complaints.

The Company believes that the claims asserted in the Merger Litigation are without merit and that no supplemental disclosure was required under applicable law. However, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the SPMA and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Proxy Statement it filed with the SEC on December 21, 2018. Nothing in the supplement to the proxy was deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth within the supplement to the Proxy Statement. To the contrary, the Company specifically denied all allegations in the Merger Litigation that any additional disclosure was required.

Note 9 — Stockholders’ Equity (Deficit)

Class A Preferred Shares

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, filed September 13, 2016, Class A Common Stock was eliminated and 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock, with a par value of $0.0001 per share, is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the holders of the outstanding shares of Class A Preferred Stock shall receive on each February 17 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into Common Stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Common Stock (such dividend being herein called “PIK Dividends”) such that the aggregate number of shares of Common Stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of the Corporation’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into Common Stock, the holders shall receive all PIK Dividends accrued through the date of such conversion. No dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of the Company) on the shares of Common Stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the PIK Dividend Payment Date going forward to January 1 of each year. This PIK Dividend was waived in connection with the Waiver Agreement signed on November 12, 2018. (see Note 5).

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

Common Stock

As of December 31, 2018, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value, and 2,000,000 shares of Preferred Stock, with $0.0001 par value, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock.

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

Awards to Fortress

Pursuant to the Company’s Third and Second Amended and Restated Certificates of Incorporation, on February 17, 2018 and 2017, the Company issued 273,837 and 83,532, respectively, shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend. The Company recorded an expense of approximately $1.1 million and $49,000, in research and development licenses-acquired related to these stock grants during the years ended December 31, 2017 and 2016, respectively.

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 647,022 shares at December 31, 2018.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2018:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	714,999	$5.00
Granted	467,978	$3.48
Vested	(78,334)	$2.05
Unvested balance at December 31, 2018	1,104,643	$4.45

For the years ended December 31, 2018 and 2017 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $1.5 million and $0.6 million, respectively.

For the years ended December 31, 2018, and 2017, the weighted average grant date fair value of restricted stock units and awards granted was $3.48 and $6.77, respectively. The total fair value of restricted stock units and awards that vested during the years ended December 31, 2018 and 2017 was $0.1 million and $33,000, respectively.

At December 31, 2018, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $3.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

On November 12, 2018, the Company and Dr. Lucy Lu entered into an amendment to the Executive Employment Agreement, dated June 10, 2015 (“the Employment Agreement”), pursuant to which the Dr. Lu. shall be vested in one hundred percent (100%) of all unvested equity rewards in the event of the termination of the Executive Employment Agreement upon her death, complete disability, termination without cause or resignation for good reason not in connection with a change of control (other than certain equity awards which may be granted following the SPMA). Pursuant to the amendment, the Executive’s separation benefits following her termination without cause or resignation for good reason in connection with a change of control (100% vesting) is subject to an additional condition that Dr. Lu has not entered into a new employment agreement with the Company’s acquirer or an affiliate thereof. Dr. Lu’s original Employment Agreement provided for accelerated vesting of only those unvested shares that would have vested in the upcoming year upon death or disability, termination without cause outside of a change in control, or resignation for good reason outside of a change in control. As this modification does not affect the fair value of the award, no adjustment to compensation cost is necessary. Any acceleration of vesting upon the events described above will result in a recognition of the remaining compensation cost associated with the award.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

The following table summarizes stock option award activity for the year ended December 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2017	20,000	$6.29	4.63
Granted	-	-	-
Outstanding, December 31, 2018	20,000	$6.29	3.63

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

The following table summarizes the warrant activity for the year ended December 31, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	123,413	$0.0811	$438
Exercised	(20,816)	$0.0001	-
Outstanding, December 31, 2018	102,597	$0.0976	$544

Note 10 — Fair Value Measurement

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2018 and 2017, the warrant balance of $0 was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for the Company’s Level 3 classified derivative warrant liability (in thousands):

	NSC Contingently Issuable Warrants	Westpark Contingently Issuable Warrants	Total
Fair value, December 31, 2016	$302	$12	$314
Change in fair value	448	3	451
Conversion into common shares	(750)	-	(750)
Change in fair value of convertible notes warrants	-	(15)	(15)
Fair value, December 31, 2017	-	-	-
Change in fair value	-	-	-
Fair value, December 31, 2018	$-	$-	$-

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

The following table sets forth the changes in the estimated fair value for our Level 3 classified convertible notes payable (in thousands):

Westpark Convertible Notes
Fair value, December 31, 2016	$200
Change in fair value	99
Conversion into common shares	(299)
Fair value, December 31, 2017	$-
Change in fair value	-
Fair value, December 31, 2018	$-

Note 11 — Income Taxes

For financial reporting purposes, the Company calculated income tax provision and deferred income tax balances as if it was a separate entity and had filed its own separate tax return under Sub-Chapter C of the Internal Revenue Code.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2018	2017
Statutory federal income tax rate	21%	35%
State taxes, net of federal tax benefit	9%	8%
Federal tax rate change	0%	(20)%
State tax rate change	0%	1%
Non-deductible items	0%	(3)%
Other	0%	(1)%
Credits	5%	1%
Change in valuation allowance	(35)%	(21)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2018 and 2017 are the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$10,160	$4,220
Stock compensation and other	658	70
Change in warrant liabilities	-	226
Amortization of license	1,006	1,064
Accruals and reserves	221	8
Tax credits	1,294	154
Total deferred tax assets	13,339	5,742
Less valuation allowance	(13,339)	(5,742)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $13.3 million and $5.7 million was recorded for the years ended December 31, 2018 and 2017, respectively.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act,” was signed into law. Among other items, H.R.1 reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company recorded a decrease related to its deferred tax assets and valuation allowance of $2.5 million, with a corresponding net adjustment to deferred income tax expense of zero for the year ended December 31, 2017.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $34.5 million and $43.1 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. The Company has $1.3 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended and similar state provisions. Certain tax attributes are subject to an annual limitation as a result of the Company’s June 2017 initial public offering, which constitutes an ownership change under Section 382. Certain tax attributes may be subject to an annual limitation as a result of the SPMA with InvaGen, which could constitute an ownership change under Section 382.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2018 and 2017. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2018 and 2017.

The federal and state tax returns for the period ended December 31, 2015 and the years ended December 31, 2016, 2017, and 2018 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 12 – Subsequent Events

Litigation

In connection with the SPMA, two putative class action lawsuits were filed in the United States District Court for the District of Delaware. The two lawsuits are captioned Bushansky v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00085 (D. Del. Jan 15, 2019) and Krause v. Avenue Therapeutics, Inc. et al, Docket No. 1:19-cv-00107 (D. Del. Jan 17, 2019) (collectively, the “Merger Litigation”). The complaints, which were filed by purported Company stockholders, generally allege that the preliminary and definitive proxy statements that the Company filed with the SEC on December 11, 2018 and December 21, 2018, respectively, omitted certain material information in connection with the Stock Purchase Transaction and the Merger Transaction in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 thereunder. These complaints include demands for, among other things, an order enjoining defendants from closing the Stock Purchase Transaction and the Merger Transaction absent certain disclosures of information identified in the complaints.

The Company believes that the claims asserted in the Merger Litigation are without merit and that no supplemental disclosure was required under applicable law. However, in order to avoid the risk of the Merger Litigation delaying or adversely affecting the SPMA and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Proxy Statement it filed with the SEC on December 21, 2018.  Nothing in the supplement to the proxy was deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth within the supplement to the Proxy Statement. To the contrary, the Company specifically denied all allegations in the Merger Litigation that any additional disclosure was required.

SPMA

The SPMA was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 per share for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Lucy Lu, M.D.
Name: Lucy Lu, M.D.
Title: President and Chief Executive Officer

March 12, 2019

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

Signature	Title	Date

/s/ Lucy Lu, M.D.	President and Chief Executive Officer	March 12, 2019
Lucy Lu, M.D.	(Principal Executive Officer)

/s/ Joseph Vazzano	Chief Financial Officer	March 12, 2019
Joseph Vazzano	(Principal Financial Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman of the Board	March 12, 2019
Lindsay A. Rosenwald, M.D.

/s/ Scott A. Reines, M.D., Ph.D.	Interim Chief Medical Officer	March 12, 2019
Scott A. Reines, M.D., Ph.D.

/s/ Nishant Saxena	Director	March 12, 2019
Nishant Saxena

/s/ Neil Herskowitz	Director	March 12, 2019
Neil Herskowitz

/s/ Jeffrey Paley, M.D.	Director	March 12, 2019
Jeffrey Paley, M.D.

/s/ Jaideep Gogtay, M.D., Ph.D.	Director	March 12, 2019
Jaideep Gogtay, M.D., Ph.D.

/s/ Jay Kranzler, M.D., Ph.D.	Director	March 12, 2019
Jay Kranzler, M.D., Ph.D.