Form 10-Q
period 2019-03-31
AVENUE THERAPEUTICS, INC.
filed 2019-05-13
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock	ATXI	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of April 30, 2019
Common Stock, $0.0001 par value	16,559,247

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2019

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,448	$2,671
Deferred financing costs	61	1,702
Prepaid expenses and other current assets	254	152
Total Assets	$29,763	$4,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$9,326	$4,669
Accounts payable and accrued expenses - related party	86	487
Total current liabilities	9,412	5,156

Total Liabilities	9,412	5,156

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 16,557,122 and 10,667,714 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	73,827	41,577
Accumulated deficit	(53,478)	(42,209)
Total Stockholders' Equity (Deficit)	20,351	(631)
Total Liabilities and Stockholders' Equity (Deficit)	$29,763	$4,525

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Operating expenses:
Research and development	$10,241	$9,439
General and administrative	1,119	986
Loss from operations	(11,360)	(10,425)

Interest income	(91)	(48)
Net Loss	$(11,269)	$(10,377)

Net loss per common share outstanding, basic and diluted	$(0.82)	$(1.03)

Weighted average number of common shares outstanding, basic and diluted	13,742,649	10,099,331

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders' equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	-	-	751	-	751
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants under the NSC Note	-	-	56,075	-	-	-	-
Net loss	-	-	-	-	-	(11,269)	(11,269)
Balance at March 31, 2019	250,000	$-	16,557,122	$2	$73,827	$(53,478)	$20,351

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Issuance of common shares - Founders Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Exercise of warrants under the NSC Note	-	-	13,125	-	-	-	-	-	-
Share based compensation	-	-	-	-	-	-	350	-	350
Net loss	-	-	-	-	-	-	-	(10,377)	(10,377)
Balance at March 31, 2018	250,000	$-	10,552,045	$1	-	$-	$40,390	$(31,038)	$9,353

The accompanying notes are an integral part of these condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(11,269)	$(10,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	751	350
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(102)	78
Accounts payable and accrued expenses	5,453	3,016
Accounts payable and accrued expenses - related party	(401)	114
Net cash used in operating activities	(5,568)	(6,819)

Cash flows from investing activities:
Maturity of Short-term investments (certificates of deposits)	-	10,000
Net cash provided by investing activities	-	10,000

Cash flows from financing activities:
Issuance of common shares	35,000	-
Offering costs	(2,655)	-
Net cash provided by financing activities	32,345	-

Net change in cash	26,777	3,181
Cash and cash equivalents, beginning of period	2,671	11,782
Cash and cash equivalents, end of period	$29,448	$14,963

Non-cash financing activities:
Unpaid offering costs	$12	$-

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

Stock Purchase and Merger Agreement

On November 12, 2018, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”), entered into definitive agreements with two closing stages for a proposed acquisition of the Company for a total aggregate consideration of $215.0 million. The Stock Purchase and Merger Agreement (the “SPMA”) was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

At the second stage closing, InvaGen will acquire the remaining shares of Avenue’s common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate (the “Merger Transaction”). The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to U.S. Food and Drug Administration approval, labeling, scheduling and the absence of any Risk Evaluation and Mitigation Strategy or similar restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of March 31, 2019.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $53.5 million. The Company believes that its cash and cash equivalents as of March 31, 2019, as well as its ability for interim financing of $7.0 million from InvaGen, will enable the Company to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q.

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

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2019. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in Note 2 in its audited financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K.

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

The following table sets forth the common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Restricted stock units/awards	1,065,317	714,999
Preferred shares	250,000	250,000
Options	-	20,000
Total potential dilutive effect	1,315,317	984,999

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 in the first quarter of 2019 and its adoption did not have a material impact on the Company’s unaudited condensed financial statements.

Note 3 — Related Party Agreements

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue to provide advisory and consulting services to Avenue for a period of five (5) years. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. Concurrently with the execution and delivery of the SPMA, the Company, InvaGen and Fortress entered into a Waiver Agreement, pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of the Company’s common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under the MSA, until the termination of certain rights of InvaGen, pursuant to the Stockholders Agreement. For the three months ended March 31, 2019 and 2018, the Company had expenses related to the MSA of $0 and approximately $0.1 million, respectively.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 4 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Accounts payable	$7,259	$3,089
Accrued employee compensation	130	463
Accrued contracted services and other	1,937	1,117
Accounts payable and accrued expenses	$9,326	$4,669

Note 5 — Stockholders’ Equity

Stock Purchase Transaction

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the three months ended March 31, 2019:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,104,643	$4.45
Granted	50,000	$5.75
Vested	(89,326)	$5.75
Unvested balance at March 31, 2019	1,065,317	$4.41

For the three months ended March 31, 2019 and 2018, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.8 million and $0.4 million, respectively.

At March 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $2.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option award activity for the three months ended March 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2018	20,000	$6.29	3.63
Cancelled/forfeited	(20,000)	6.29	-
Outstanding, March 31, 2019	-	$-	-

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2019:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	102,597	$0.0976	$544
Exercised	(56,075)	$0.0001	-
Outstanding, March 31, 2019	46,522	$0.2151	$211

Item 2.	Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Further, in December 2018, we initiated the second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty upon successful completion of the bunionectomy study. Based on the enrollment pace of similar studies, we anticipate that we will have topline data from this second Phase 3 trial by the end of the second quarter in 2019.

In December 2017, we initiated an open-label safety study, which was completed during the second quarter of 2019. The results showed that IV Tramadol is well-tolerated with a side effect profile consistent with known pharmacology.

If the abdominoplasty study meets its primary endpoint, we plan to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) by the end of 2019.

On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals Inc. (InvaGen), Madison Pharmaceuticals Inc. (Merger Sub), and Fortress Biotech, Inc. (Fortress), pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned, among other things, upon FDA approval of IV Tramadol, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Our net loss for the three months ended March 31, 2019 and 2018 was approximately $11.3 million and $10.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $53.5 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

We are a majority controlled subsidiary of Fortress. For related party transactions, see Note 3.

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

Results of Operations

General

At March 31, 2019, we had an accumulated deficit of $53.5 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is in early stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2019 and 2018

	For The Three Months Ended		Change
	March 31,	March 31,
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$10,241	$9,439	$802	8%
General and administrative	1,119	986	133	13%
Loss from operations	(11,360)	(10,425)	(935)	9%

Interest income	(91)	(48)	(43)	90%
Net Loss	$(11,269)	$(10,377)	$(892)	9%

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

For the three months ended March 31, 2019 and 2018, research and development expenses were $10.2 million and $9.4 million, respectively. The increase of $0.8 million is primarily due to increases: of $8.8 million associated with the advancement of our abdominoplasty study, $0.3 million in personnel costs and $0.2 million in consulting costs associated our New Drug Application (NDA) preparation. These increases were partially offset by decreases of $5.2 million associated with the completion of our bunionectomy study and $3.3 million associated with the completion of our safety study.

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

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $1.1 million and $1.0 million, respectively. General and administrative expenses increased by $0.1 million primarily due to an increase in non-cash stock compensation of $0.4 million partially offset by decreases in: investor relations spending of $0.1 million, market research costs of $0.1 million and $0.1 million in other general and administrative costs.

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

Interest Income

Interest income was $91,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively. The increase in interest income was from the interest on our cash equivalents derived from our share issuance to InvaGen.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we had an accumulated deficit of $53.5 million.

We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at March 31, 2019 in addition to the SPMA with InvaGen which provides interim financing of up to $7.0 million up until the second stage closing, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

	For The Three Months Ended
	March 31,
($ in thousands)	2019	2018
Total cash (used in)/provided by:
Operating activities	$(5,568)	$(6,819)
Investing activities	-	10,000
Financing activities	32,345	-
Net increase in cash	$26,777	$3,181

Operating Activities

Net cash used in operating activities was $5.6 million for the three months ended March 31, 2019, primarily comprised of our $11.3 million net loss partially offset by $0.7 million in share based compensation and increases in operating assets and liabilities of $5.0 million.

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2018, primarily comprised of our $10.4 million net loss, partially offset by increases of: $3.2 million in operating assets and liabilities and $0.4 million in share based compensation.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 was $0 and $10.0 million, respectively. Our $10.0 million short-term investments consisting of certificates of deposits matured during the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $32.3 million and $0, respectively. The source of the net cash provided in the 2019 period was related to our issuance of shares to InvaGen in connection with the SPMA.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.	Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in other reports we file with the SEC. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Recent Sales of Unregistered Securities.

On February 8, 2019, the Company and InvaGen completed the Stock Purchase Transaction under the SPMA. In connection with the Stock Purchase Transaction, the Company received $35 million from InvaGen and InvaGen received 5,833,333 shares of the Company’s common stock, resulting in an ownership interest in the Company by InvaGen of 33.3% on a fully diluted basis.

The above transaction was conducted pursuant to the exemption provided by Regulation D under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

N/A

Item 6.	Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2019.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2019.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2019.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2019.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 13, 2019	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

