Form 10-Q
period 2019-06-30
AVENUE THERAPEUTICS, INC.
filed 2019-08-14
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 1, 2019
Common Stock, $0.0001 par value	16,560,122

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2019

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$10,455	$2,671
Short-term investments	5,000	-
Deferred financing costs	61	1,702
Prepaid expenses and other current assets	161	152
Total Assets	$15,677	$4,525

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,728	$4,669
Accounts payable and accrued expenses - related party	45	487
Total current liabilities	1,773	5,156

Total Liabilities	1,773	5,156

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares; 16,559,747 and 10,667,714 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	74,362	41,577
Accumulated deficit	(60,460)	(42,209)
Total Stockholders’ Equity (Deficit)	13,904	(631)
Total Liabilities and Stockholders’ Equity (Deficit)	$15,677	$4,525

The accompanying notes are an integral part of these condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,392	$3,754	$16,633	$13,193
General and administrative	716	927	1,835	1,913
Loss from operations	(7,108)	(4,681)	(18,468)	(15,106)

Interest income	(126)	(24)	(217)	(72)
Net Loss	$(6,982)	$(4,657)	$(18,251)	$(15,034)

Net loss per common share outstanding, basic and diluted	$(0.43)	$(0.45)	$(1.21)	$(1.48)

Weighted average number of common shares outstanding, basic and diluted	16,314,763	10,251,950	15,035,811	10,176,062

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at March 31, 2019	250,000	$-	16,557,122	$2	$73,827	$(53,478)	$20,351
Share based compensation	-	-	-	-	535	-	535
Cashless exercise of warrants under the NSC Note	-	-	2,625	-	-	-	-
Net loss	-	-	-	-	-	(6,982)	(6,982)
Balance at June 30, 2019	250,000	$-	16,559,747	$2	$74,362	$(60,460)	$13,904

Six months ended June 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	-	-	1,286	-	1,286
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants under the NSC Note	-	-	58,700	-	-	-	-
Net loss	-	-	-	-	-	(18,251)	(18,251)
Balance at June 30, 2019	250,000	$-	16,559,747	$2	$74,362	$(60,460)	$13,904

Three months ended June 30, 2018

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at March 31, 2018	250,000	$-	10,552,045	$1	-	$-	$40,390	$(31,038)	$9,353
Share based compensation	-	-	-	-	-	-	321	-	321
Cashless exercise of warrants under the NSC Note	-	-	2,125	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(4,657)	(4,657)
Balance at June 30, 2018	250,000	$-	10,554,170	$1	-	$-	$40,711	(35,695)	$5,017

Six months ended June 30, 2018

	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Share based compensation	-	-	-	-	-	-	671	-	671
Issuance of common shares - Founder Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Cashless exercise of warrants under the NSC Note	-	-	15,250	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(15,034)	(15,034)
Balance at June 30, 2018	250,000	$-	10,554,170	$1	-	$-	$40,711	$(35,695)	$5,017

The accompanying notes are an integral part of these condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(18,251)	$(15,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,286	671
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	(108)
Accounts payable and accrued expenses	(2,133)	1,497
Accounts payable and accrued expenses - related party	(442)	132
Net cash used in operating activities	(19,549)	(12,842)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposit)	(5,000)	-
Maturity of Short-term investments (certificates of deposit)	-	10,000
Net cash (used in) provided by investing activities	(5,000)	10,000

Cash flows from financing activities:
Issuance of common shares	35,000	-
Offering costs	(2,667)	-
Net cash provided by financing activities	32,333	-

Net change in cash	7,784	(2,842)
Cash and cash equivalents, beginning of period	2,671	11,782
Cash and cash equivalents, end of period	$10,455	$8,940

Non-cash financing activities:
Prior period financing costs	$833	$-

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

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of June 30, 2019.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $60.5 million. The Company believes that its cash and cash equivalents and short-term investments as of June 30, 2019, as well as its ability for interim financing of $7.0 million from InvaGen, will enable the Company to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q.

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

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2019. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has no subsidiaries.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 in its audited financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K. With the exception of those noted below, there have been no material changes to the Company’s significant accounting policies.

Short-term Investments

 The Company classifies certain of its certificates of deposit as short-term investments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 320, Investments - Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months but less than a year when purchased to be short-term investments. In May 2019, the Company purchased $5.0 million of certificates of deposit with an original maturity of six months. There were no investments as of December 31, 2018. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposit with an original maturity of six months should be classified as short-term investments as of June 30, 2019. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

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

The following table sets forth the common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,	June 30,
	2019	2018
Restricted stock units/awards	1,150,162	673,332
Preferred shares	250,000	250,000
Options	-	20,000
Total potential dilutive effect	1,400,162	943,332

Recently Adopted Accounting Standards

In June 2018, the FASB issued Accounting Standard Updated (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 in the first quarter of 2019 and its adoption did not have a material impact on the Company’s unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3 — Related Party Agreements

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with Avenue to provide advisory and consulting services to Avenue for a period of five (5) years. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. Concurrently with the execution and delivery of the SPMA, the Company, InvaGen and Fortress entered into a Waiver Agreement, pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of the Company’s common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under the MSA, until the termination of certain rights of InvaGen, pursuant to the Stockholders Agreement. For the three months ended June 30, 2019 and 2018, the Company had expenses related to the MSA of $0 and approximately $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, the Company had expenses related to the MSA of $0 and approximately $0.3 million, respectively.

Note 4— Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Accounts payable	$851	$3,089
Accrued employee compensation	233	463
Accrued contracted services and other	644	1,117
Accounts payable and accrued expenses	$1,728	$4,669

Note 5 — Stockholders’ Equity

Stock Purchase Transaction

On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 per share for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

Equity Incentive Plan

The Company has in effect the 2015 Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan was adopted in December 2015 by our stockholders. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 2,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the six months ended June 30, 2019:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,104,643	$4.45
Granted	241,173	$5.93
Vested	(195,654)	$4.32
Unvested balance at June 30, 2019	1,150,162	$4.74

For the three months ended June 30, 2019 and 2018, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2019 and 2018, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $1.3 million and $0.7 million, respectively.

At June 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $1.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. This amount does not include, as of June 30, 2019, 341,173 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

The following table summarizes stock option award activity for the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2018	20,000	$6.29	3.63
Cancelled/forfeited	(20,000)	6.29	-
Outstanding, June 30, 2019	-	$-	-

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2019:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	102,597	$0.0976	$544
Exercised	(58,700)	$0.0001	-
Outstanding, June 30, 2019	43,897	$0.2279	$267

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

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

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

In December 2018, we initiated the second Phase 3 trial in patients with moderate-to-severe pain following abdominoplasty upon successful completion of the bunionectomy study. In June 2019, we announced the study met its primary endpoint and all key secondary endpoints.

In December 2017, we initiated an open-label safety study, which was completed during the second quarter of 2019. The results showed that IV Tramadol is well-tolerated with a side effect profile consistent with known pharmacology.

We plan to submit a new drug application (NDA), for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) by the end of 2019.

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

Our net loss for the three and six months ended June 30, 2019 was approximately $7.0 million and $18.3 million, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $60.5 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Our significant accounting policies are described in more detail in the notes to our unaudited condensed financial statements.

Results of Operations

General

At June 30, 2019, we had an accumulated deficit of $60.5 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2019 and 2018

	For The Three Months Ended		Change
	June 30,	June 30,
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$6,392	$3,754	$2,638	70%
General and administrative	716	927	(211)	(23)%
Loss from operations	(7,108)	(4,681)	(2,427)	52%

Interest income	(126)	(24)	(102)	425%
Net Loss	$(6,982)	$(4,657)	$(2,325)	50%

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

For the three months ended June 30, 2019 and 2018, research and development expenses were $6.4 million and $3.8 million, respectively. The increase of $2.6 million is primarily due to increases of $4.4 million associated with the completion of our abdominoplasty study, $0.4 million in personnel costs and $0.4 million in consulting costs associated with our NDA preparation. These increases were partially offset by decreases of $2.2 million associated with the completion of our bunionectomy study, $0.3 million associated with the completion of our safety study and $0.1 million associated with the waiver of our Management Services Agreement (MSA) with Fortress.

We expect our research and development activities to continue as we develop our existing product candidate, reflecting costs associated with the following:

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

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $0.7 million and $0.9 million, respectively. General and administrative expenses decreased by $0.2 million primarily due to decreases in marketing costs of $0.1 million, investor relations costs of $0.1 million and $0.1 million in Board of Directors fees. These decreases were partially offset by an increase of $0.1 million in non-cash stock compensation.

Interest Income

Interest income was $0.1 million and $24,000 for the three months ended June 30, 2019 and 2018, respectively. The increase in interest income was from the interest on our cash and cash equivalents and short-term investments derived from our share issuance to InvaGen.

Comparison of the Six Months Ended June 30, 2019 and 2018

	For The Six Months Ended		Change
	June 30,	June 30,
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$16,633	$13,193	$3,440	26%
General and administrative	1,835	1,913	(78)	(4)%
Loss from operations	18,468	15,106	3,362	22%

Interest income	(217)	(72)	(145)	201%
Net Loss	$(18,251)	$(15,034)	$(3,217)	21%

Research and Development Expenses

For the six months ended June 30, 2019 and 2018, research and development expenses were $16.6 million and $13.2 million, respectively. The increase of $3.4 million is primarily due to increases of $13.2 million associated with the completion of our abdominoplasty study, $0.6 million in personnel costs and $0.7 million in consulting costs associated with our NDA preparation. These increases were partially offset by decreases of $7.5 million associated with the completion of our bunionectomy study and $3.6 million associated with the completion of our safety study.

General and Administrative Expenses

For the six months ended June 30, 2019 and 2018, general and administrative expenses were $1.8 million and $1.9 million, respectively. General and administrative expenses decreased by $0.1 million primarily due to decreases in investor relations spending of $0.2 million, market research costs of $0.2 million and $0.2 million in other general and administrative costs. These decreases were partially offset by an increase in non-cash stock compensation of $0.5 million.

Interest Income

Interest income was $0.2 million and $72,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in interest income was from the interest on our cash and cash equivalents and short-term investments derived from our share issuance to InvaGen.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we had an accumulated deficit of $60.5 million.

We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at June 30, 2019 in addition to the SPMA with InvaGen which provides interim financing of up to $7.0 million up until the second stage closing, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements.

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

	For The Six Months Ended
	June 30,
($ in thousands)	2019	2018
Total cash (used in)/provided by:
Operating activities	$(19,549)	$(12,842)
Investing activities	(5,000)	10,000
Financing activities	32,333	-
Net increase in cash	$7,784	$(2,842)

 Operating Activities

Net cash used in operating activities was $19.6 million for the six months ended June 30, 2019, primarily comprised of our $18.3 million net loss and decreases in operating assets and liabilities of $2.6 million partially offset by $1.3 million in share based compensation.

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2018, primarily comprised of our $15.0 million net loss, partially offset by increases of: $1.5 million in operating assets and liabilities and $0.7 million in share based compensation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $5.0 million. We purchased $5.0 million in short-term investments consisting of six month certificates of deposit in May 2019.

Net cash provided by investing activities for the six months ended June 30, 2018 was $10.0 million. Our $10.0 million short-term investments consisting of certificates of deposit matured during the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $32.3 million and $0, respectively. The source of the net cash provided in the 2019 period was related to our issuance of shares to InvaGen in connection with the SPMA.

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

With respect to the quarter ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Recent Sales of Unregistered Securities.

N/A.

Item 3.          Defaults Upon Senior Securities.

N/A.

Item 4.          Mine Safety Disclosures.

N/A.

Item 5.          Other Information.

N/A.

Item 6.          Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2019.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2019.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2019.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2019.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

 Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 14, 2019	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

