Form 10-K
period 2019-12-31
AVENUE THERAPEUTICS, INC.
filed 2020-03-30
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

1140 Avenue of the Americas, Floor 9, New York NY 10036

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol(s)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	ATXI	Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $40,871,294 based upon the closing sale price of our common stock of $6.30 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.   The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 29, 2020
Common Stock, $0.0001 par value	16,682,803

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidate or any other products we may acquire or in-license;

•	our use of clinical research centers and other contractors;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our product candidate;

•	acceptance of our products by doctors, patients or payors;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	the volatility of our stock price;

•	expected losses; and

•	expectations for future capital requirements.

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

In December 2019, we submitted a new drug application (NDA) pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA), for IV Tramadol to treat moderate to moderately severe postoperative pain. In February 2020, the FDA accepted our NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

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

CORPORATE INFORMATION

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1140 Avenue of the Americas, Floor 9, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

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

OUR STRATEGY

Our primary objective is to establish IV Tramadol as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the management of postoperative pain. The key elements of our strategy include:

•	Obtain FDA approval of IV Tramadol for the management of moderate to moderately severe postoperative pain. We have submitted our NDA for IV Tramadol in December 2019. In February 2020, the FDA accepted our NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

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

Tramadol use is associated with fewer side effects compared with the use of other opioids for pain management. Tramadol causes less respiratory depression, has minimal effect on the body’s hemodynamic function, and does not impair immune function. Tramadol also causes minimal gastrointestinal adverse effects, including reduced constipation compared to other opioids. The most common side effects are nausea and dizziness. Importantly, tramadol has low potential for abuse and addiction and is currently classified by the Drug Enforcement Agency (DEA) as a Schedule IV controlled substance. For comparison, other opioids which have a high potential for abuse, including meperidine, morphine, hydromorphone and oxycodone, are all classified as Schedule II controlled substances.

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

Our Clinical Development Strategy for IV Tramadol

At our EOP2 meeting with FDA, we discussed Phase 3 program requirements for IV Tramadol and confirmed the key elements of the Phase 3 program design. We conducted two pivotal Phase 3 trials to evaluate the safety and efficacy of IV Tramadol, and one additional safety study. All three trials enrolled patients who required IV analgesia following surgery. Over 1,000 patients were enrolled in the Phase 3 program. We believe that the design of our Phase 3 program is consistent with the design of Phase 3 programs for other analgesics being developed.

Postoperative pain following bunionectomy (orthopedic surgery model).  The first Phase 3 trial was conducted in patients undergoing bunionectomy surgery, which is considered an orthopedic surgical model. 409 patients were randomized and treated in a 1:1:1 ratio to one of two doses of IV Tramadol, or placebo, for 48 hours. The primary efficacy endpoint was Sum of Pain Intensity Difference over 48 hours (SPID 48), which is a measure of the overall effectiveness of the drug in reducing pain intensity during the 48-hour period. This trial commenced in the third quarter of 2017. In May 2018, we announced the trial met its primary endpoint and all key secondary endpoints.

Postoperative pain following abdominoplasty (soft tissue model).  The second Phase 3 safety and efficacy trial was conducted in patients undergoing abdominoplasty surgery, which is considered a soft-tissue surgical model. 370 patients were randomized and treated in a 3:3:2 ratio to IV Tramadol, placebo or a standard-of-care comparator arm. The primary efficacy endpoint was Sum of Pain Intensity Difference over 24 hours (SPID 24). The trial commenced in December 2018. In June 2019, we announced the trial met its primary endpoint and all key secondary endpoints.

Open-label safety study.  We initiated the safety study in December 2017 and ran this study concurrently with the two Phase 3 trials. 251 patients were enrolled in the safety study, which had an open label, single arm design. We completed this study in May 2019 and the results showed that IV Tramadol was well-tolerated in multiple surgical models with a side effect profile consistent with known pharmacology.

In December 2019, we submitted a 505(b)(2) NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the FDCA. In February 2020, the FDA accepted our NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

License Agreement with Revogenex Ireland Ltd.

Effective as of February 17, 2015, Fortress obtained a worldwide (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections) exclusive license to make, market and sell IV Tramadol pursuant to an agreement with Revogenex, a privately held company in Dublin, Ireland, or the License Agreement. Under the terms of the License Agreement, Fortress paid Revogenex an up-front licensing fee of $2.0 million upon execution and an additional $1.0 million on June 17, 2015. A $1.0 million milestone payment was due upon NDA submission in December 2019 which was incurred by us. There is also an additional milestone totaling $3.0 million due upon the FDA approval of IV Tramadol. Additional high single-digit to low double-digit royalty payments on net sales of licensed products are due. Royalties will be paid on a product-by-product and country-by-country basis until the expiration in each country of the valid patent claim. In return, Fortress obtained the exclusive worldwide rights to three U.S. patents related to the “Intravenous Administration of Tramadol”: U.S. Patent No. 8,895,622 (the ’622 patent), which issued on November 25, 2014; U.S. Patent No. 9,561,195 (the ’195 patent), which issued on February 7, 2017; and U.S. Patent No. 9,566,253 (the ’253 patent), which issued on February 14, 2017 (all with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV Tramadol HCl injections). Additionally, Fortress acquired the rights to an open U.S. Investigational New Drug Application pertaining to IV Tramadol, as well as all supporting documentation and relevant correspondence with the FDA. Further, under the License Agreement, Fortress assumed the rights and obligations of Revogenex under its current manufacturing agreement with Zaklady Farmaceutyczne Polpharma (Polpharma), or the Manufacturing Agreement. Fortress transferred all its rights and obligations under the License Agreement and the Manufacturing Agreement to us pursuant to an Asset Transfer Agreement, dated as of May 13, 2015.

The License Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the License Agreement may also be terminated early by: (i) Revogenex if the FDA does not issue an approval or otherwise issues a “not approvable” notice for the NDA within 27 months after the NDA has been filed with the FDA (December 2019), although this termination right will be tolled if we are using commercial reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV Tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV Tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV Tramadol of at least $20 million in any given calendar year, with certain exceptions.

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

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as HTX-011 (Heron Therapeutics, Inc.), and CA-002 (Concentric Analgesics, Inc.).

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

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, are supported by regulatory exclusivity or are effectively maintained as trade secrets. We have several patents and patent applications related to our proprietary technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. In the case of inventorship contests relating to patent applications filed on or after March 16, 2013, we may have to participate in derivation proceedings initiated at the Patent Trial and Appeal Board (PTAB), which could also result in substantial cost. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability be extended through the patent restoration program, although any such extension could still be minimal.

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

IV Tramadol

Pursuant to the License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ’622 patent”), U.S. Patent No. 9,561,195 (“the ’195 patent”), U.S. Patent 9,566,253 (“the ’253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ’900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

The ’622 patent is directed to and claims methods of: treating pain by administering a therapeutically effective dose of tramadol intravenously over a time period from 10 minutes to about 45 minutes (i.e., the rate of IV Tramadol administration); treating pain in humans by intravenously administering tramadol in solution at a range of concentrations over the same time period; treating acute pain in humans by administering IV Tramadol over 10 to 30 minutes, such that at least one side effect is reduced; and treating acute postoperative pain by administering tramadol to a human patient intra-operatively at wound closure, or from first demand of analgesia postoperatively, intravenously over a time period from 10 to 30 minutes, in conjunction with administering further tramadol doses post-operatively and administering a different intravenous opioid analgesic which is not tramadol. Further claims of the ’622 patent are directed to various effective doses, including 50 mg. These methods of treatment may provide significant benefits (e.g., reduced side effects) over previously approved methods of administration of IV Tramadol, in which the dose was typically accomplished over a two to three-minute period. Additional claims of the ’622 patent focus on the intravenous administration of tramadol over 15 (±2) minutes, which represents the preferred method of administration that we will be pursuing in obtaining approval of our product through the FDA. The ’622 patent further describes and claims pharmacokinetic properties of our proprietary method of treatment (e.g., Tmax, Cmax and AUC), which are different from the previously achieved pharmacokinetics of prior IV tramadol formulations, such as Tramal® solution for injection (available outside the U.S.). This patent is scheduled to expire on October 20, 2032, absent possible regulatory patent term extensions.

In view of additional prior art discovered after the issuance of the ’622 patent, we have focused efforts on obtaining further patent coverage for the technology. Pursuant to the License Agreement, we have exclusive commercialization rights to all continuation patent filings of the ’622 patent. As a first step, we have prosecuted further claims in multiple continuation patent applications of the ’622 patent, in which extensive searches were conducted and all information known to be material to patentability was brought to the attention of the USPTO. The goal was to obtain further patent claims which patentably differentiate over the prior art. To date, our efforts have resulted in the issuance of the ’195 patent, which issued from U.S. Application Serial No. 14/550,279 on February 7, 2017; the ’253 patent, which issued from U.S. Application Serial No. 14/713,775 on February 14, 2017; the ’343 patent, which issued from U.S. Application Serial No. 14/550,279 on May 8, 2018; and the ’122 patent, which issued from U.S Application Serial No. 15/972,684 on September 10, 2019; all of which are entitled “Intravenous Administration of Tramadol,” and all of which contain the same disclosure (specification) as that of the ’622 patent. The ’195, ’253, ’343 and ’122 patents are scheduled to expire on the same day as the expiration of the ’622 patent (October 20, 2032 absent possible regulatory patent term extensions).

The ’253 patent includes claims directed to a method of treating moderate to severe acute pain in a human patient by a dose of about 50 mg of IV Tramadol over a time period from 10 minutes to 20 minutes and administering further doses of tramadol at two to six-hour time intervals (each dose being administered intravenously over the same time period).

The ’343 patent includes claims directed to similar subject matter but varies from the ’253 patent in that it specifically claims treating acute post-operative pain. There is also a continuation patent application pending with the USPTO.

The ’195 patent includes claims directed to a method of treating moderate to severe acute pain by administering to a human patient a dose of about 50 mg of IV Tramadol over 10 to 20 minutes, and administering further doses of IV Tramadol at two to six hour time intervals to treat pain in said patient, (each dose administered over 10 to 20 minutes), such that the Cmax does not exceed the Cmax of 100 mg oral tramadol administered every six hours for nine doses. The term Cmax refers to the maximum plasma concentration of tramadol achieved during a dosing interval. The claims of the ’195 patent therefore further focus on a goal of the technology — that the blood plasma levels of tramadol resulting from our 50 mg intravenous dose to a patient would not be significantly greater than the blood plasma level of the blood plasma levels of tramadol that are already routinely experienced by patients in the United States who are administered oral doses of 100 mg tramadol. Tramadol hydrochloride is approved in the United States for oral administration in an amount from 50 to 100 mg administered every four to six hours, not to exceed 400 mg/day.

The ’122 patent includes claims directed to a method of treating moderate to severe acute pain or acute post-operative pain by administering to a human patient undergoing an operation a dose of about 50 mg of tramadol at about 2 to about 6 hour time intervals for at least about 48 hours to treat pain in said patient, wherein each dose of tramadol is administered intravenously over a time period from 10 minutes to 20 minutes, such that the patient is treated for acute postoperative pain. Further claims call for at least one dose of tramadol to be administered over 15 (±2) minutes.

The ’253, ’195, ’343 and ’122 patents include further claims to the treatment method, including also administering one or more doses of an IV opioid analgesic that is not tramadol as rescue medicine to the patient to treat breakthrough pain. The claims are further directed to the use of the treatment method for postoperative pain, and claims in the ’195, ’343, and ’122 patents are also directed to the treatment method resulting in a reduction in a side-effect associated with tramadol therapy selected from nausea, vomiting, or both.

We believe that the administration of a 50 mg IV Tramadol dose over the prolonged time interval is efficacious and also may advantageously lead to a lower incidence of side effects and increased drug tolerability. Additionally, we believe that the claims of these patents patentably differentiate over all prior art that we are aware of and which was made of record with the USPTO.

The License Agreement also grants us the exclusive commercialization rights to the ’949 patent and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part. The ’949 patent is directed to an IV Tramadol dosing regimen and issued on July 4, 2017. This new patent describes and claims a dosing regimen in which our IV Tramadol product is dosed to a human patient(s) for treating acute pain in a manner such that the plasma levels obtained (including but not limited to Cmax and AUC) are very similar to treatment with a 100 mg oral dose of tramadol hydrochloride to a human patient(s) every six hours at steady state. This is accomplished by intravenously administering a first dose of tramadol 50 mg to a human patient; then intravenously administering a second dose of tramadol 50 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 50 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 50 mg at dosage intervals of about 4 hours. It is believed that this dosing regimen may provide advantages over the commercially available oral doing regimen, and further allows the patient to be stepped down from the IV Tramadol dosing regimen to an oral dosing regimen with less concern about deleterious effects which might occur from a switch from IV to oral analgesic medicine (e.g., as would be the case where the switch to an oral version of the drug provides a much different Cmax and AUC than the IV dose provides at steady state). This new dosing regimen is the result of considerable experimentation by us, and a prior art search has not revealed any similar dosing regimen being used or published with respect to IV Tramadol infusions. The patent term of the ’949 patent is scheduled to expire on May 24, 2036, absent possible regulatory patent term extensions.

A continuation of the ’949 patent issued as the ’551 patent on May 18, 2018, claiming the same dosing regimen except that it includes claims that specify that the mean Cmax after the third administered dose of tramadol is similar to the mean Cmax at steady-state for a dosing regimen of 100 mg tramadol HCl administered orally every 6 hours, and/or specifies pharmacokinetic parameters for Cmax and/or AUC at steady-state. The ’551 patent is scheduled to expire on the same day as the ’949 patent (May 24, 2036, absent possible regulatory patent term extensions).

The ’900 patent (a continuation-in-part of the ’949 patent) issued on May 29, 2018 and is directed to the same dosing regimen, except that it includes claims that specify the pharmacokinetic parameters after the third administered dose of tramadol. Further continuation patent applications are pending for (i) the 50 mg dosing regimen to human patients experiencing acute pain or acute post-operative pain; (ii) the 50 mg dosing regimen directed to administering a first dose of tramadol 50 mg to a human patient and thereafter intravenously administering additional doses of tramadol to the human patient(s) in an amount of about 50 mg tramadol at dosage intervals of about 4 hours, except that a second dose is intravenously administered as a loading dose at a shortened interval as compared to the dosage interval of about 4 hours, and (iii) administering the 50 mg dosing regimen as described with an NSAID as well. The ’900 patent is scheduled to expire on the same day as the ’949 patent (May 24, 2036, absent possible regulatory patent term extensions).

The License Agreement also grants us the exclusive commercialization rights to continuation applications of the ’949, ’551, and ’900 patents (and related applications) that are currently pending at the USPTO. This includes, but is not limited to, U.S. Application Serial No. 15/976,503 (“the ’503 application”), a continuation of the ’551 patent and filed on May 10, 2018; U.S. Application Serial No. 16/223,522 (“the ’522 application”), a continuation of the ’199 application and filed on December 18, 2018; U.S. Application Serial No. 15/986,199 (“the ’199 application”), a continuation of the ’900 patent and filed on May 22, 2018; and U.S. Application Serial No. 16/223,556 (“the ’556 application”), a continuation of the ’503 application and filed on December 18, 2018. The ’503, ’522, and ’199 applications are directed to various dosing regimens for intravenous administration of a 50 mg dose of tramadol. The ’556 application is directed to various dosing regimens for intravenous administration of a 60 mg dose of tramadol.

The License Agreement further grants us exclusive commercialization rights to new patent applications pending with the USPTO directed to the intravenous administration of tramadol co-administered with other analgesics. Currently, these patent applications include U.S. Application Serial No. 16/269,213 (“the ’213 application”), a continuation of the ’556 application and filed February 6, 2019; U.S. Application Serial No. 16/269,124 (“the ’124 application”), a continuation of the ’522 application and filed on February 6, 2019; U.S. Application Serial No. 16/375,363 (“the ’363 application”), a continuation of the ’213 application and filed on April 4, 2019; and U.S. Application Serial No. 16/376,382 (“the ’382 application”), a continuation of the ’213 application and filed on April 5, 2019. The ’213 application is directed to intravenously administering a first dose of 60 mg of tramadol, later administering doses every 6 hours (except for the second dose, which is a loading dose administered in a shorter time period), and also administering another analgesic. The ’124 application is similar, but it claims a dosage of 50 mg. The ’363 application is also similar to the ’213 application, in that it claims 60 mg, but it varies in that it specifies acetaminophen as the other analgesic. The ’382 application is similar to the ’124 application, in that it claims 50 mg, but it varies in that it specifies ketorolac as the other analgesic.

The License Agreement also grants us the exclusive commercialization rights to the ’321 patent, which is directed to an IV Tramadol dosing regimen and issued on July 17, 2018. This new patent describes and claims a dosing regimen in which our IV Tramadol product is dosed to a human patient(s) for treating acute pain by intravenously administering a first dose of tramadol 25 mg to a human patient; then intravenously administering a second dose of tramadol 25 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 25 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 25 mg at dosage intervals of about 4 hours. The ’321 patent is scheduled to expire on April 13, 2037, absent possible regulatory patent term extensions.

A continuation of the ’321 patent issued as the ’521 patent on January 21, 2020, claiming the same dosage as the ’321 patent (25 mg), but over dosing intervals of about 4 hours, where the second dose is intravenously administered as a loading dose at a shortened interval as compared to the interval of about 4 hours. It further claims this method of treatment, where the at least one side effect, selected from nausea, vomiting, and seizure, is reduced. The ’521 patent is scheduled to expire on the same day as the ’321 patent (April 13, 2037, absent possible regulatory patent term extensions).

With the exception of 50 mg and 100 mg dosages of IV tramadol HCl in Canada, Central America, and South America, the License Agreement also grants us the exclusive commercialization rights to certain foreign patents and patent applications, including PCT applications. With the exception of the territory constraint listed above, we have the exclusive commercialization rights to PCT Application No. US/2012/033304 and any related patents or patent applications.

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

We do not own or operate manufacturing facilities for the production of IV Tramadol, nor do we have plans to develop or own manufacturing operations in the foreseeable future. Currently, we have one manufacturer, Polpharma, who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV Tramadol in accordance with current Good Manufacturing Practice (CGMP) requirements. We also may plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV Tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue and a milestone payment amount of $2.0 million upon FDA approval of IV Tramadol.

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

Government and Industry Regulations

General

U.S. Drug Development

In the United States, the FDA regulates drugs under the FDCA, and its implementing regulations. Since our drug product candidate is an opioid, such drugs are also regulated by the DEA as controlled substances under the Controlled Substances Act, even at the drug development stage. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any regulatory, compliance or enforcement action by any agency or judicial enforcement action could have a material adverse effect on our products, or our Company. If we fail to manufacture our product candidate in sufficient quantities and at acceptable quality and pricing levels, fail to comply with additional DEA requirements related to controlled substances, or fail to fully comply with CGMP regulations, we may face delays in the commercialization of this product candidate or be unable to meet market demand, and may be unable to generate potential revenues.

Our product candidate must be approved by the FDA through one of FDA’s available drug approval processes before they may be legally marketed in the United States – (1) a new drug application (NDA) submitted under section 505(b)(1) of the FDCA; (2) an abbreviated new drug application (ANDA) under section 505(j); or (3) a new drug application submitted under section 505(b)(2) of the FDCA (505(b)(2) application). We have already submitted our first 505(b)(2) application, and intend to utilize the 505(b)(2) regulatory approval pathway for any additional product candidates. Development and approval of drugs generally involves the following:

•	Submission to the FDA of an IND, which must become effective before clinical trials involving humans may begin;

•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations and other good clinical practices, or GCPs;

•	Submission of an application (NDA, ANDA or 505(b)(2)) to the FDA;

•	The FDA’s decision within 60 days of its receipt of an NDA to accept it for filing and review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with CGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Possible FDA audit of the clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2020, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA, is $2,942,965. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,471,483 for FY 2020. PDUFA also imposes an annual Prescription Drug Program Fee ($325,424 per approved product for FY 2020) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

The FDA performs an administrative review of an NDA before accepting it for filing, and may request additional information rather than accepting the applications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth scientific and technical review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for an NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Section 505(b)(2) Regulatory Approval Pathway

Section 505(b)(2) was added to the Act by the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs, or ANDAs, may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

Under the 505(b)(2) regulatory approval pathway, the applicant may reduce some of the burdens of developing a full clinical program by relying on investigations not conducted by the applicant and for which the applicant has not obtained a right of reference, such as prior investigations involving the listed drug. In such cases, some clinical trials may not be required or may be otherwise limited.

A 505(b)(2) application may be submitted for a new chemical entity (NCE), when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference. Such data are typically derived from published studies, rather than FDA’s previous findings of safety and effectiveness of a previously approved drug. For changes to a previously approved drug however, an applicant may rely on the FDA’s finding of safety and effectiveness of the approved drug, coupled with information needed to support the change from the approved drug, such as new studies conducted by the applicant or published data. When based on an approved drug, the 505(b)(2) drug may be approved for all of the indications permitted for the approved drug, as well as any other indication supported by additional data.

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

Orange Book Listing and Paragraph IV Certification

For NDA submissions, including 505(b)(2) applications, applicants are required to list with the FDA certain patents with claims that cover the applicant’s product. Upon approval, each of the patents listed in the application is published in Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Any applicant who subsequently files an ANDA or a 505(b)(2) application that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification.

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

DEA Regulation

Because our product candidate is subject to the Controlled Substances Act (CSA) we must comply with various statutory requirements set forth by the CSA, as amended, and its implementing regulations as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile, which is classified into a DEA schedule. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredient in our product candidate is classified as a Schedule IV controlled substance.

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

The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II controlled substances and less stringent requirements for Schedules III, IV, and V. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because the active ingredient in our product candidate is currently regulated as a Schedule IV controlled substances, it will not be subject to the DEA’s production and procurement quota scheme.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including any changes, repeal, or judicial invalidation of some or all of the provisions of the Affordable Care Act.. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2019, we had 4 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Consummation of the Merger Transaction is conditioned upon FDA approval of the application forIV Tramadol, its labeling and usage and the absence of any REMS restrictions in effect with respect to IV Tramadol. Additionally, the SPMA contains customary representations, warranties, covenants and termination rights as well as certain customary conditions, including, among others, the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the SPMA is terminated under certain circumstances, we may be obligated to pay InvaGen a termination fee of $10.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the SPMA, our business could be materially and adversely affected.

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

If the application for IV Tramadol is approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	obtain sufficient quantities of IV Tramadol from third-party manufacturers that manufacture in accordance with CGMP requirements, as required to meet commercial demand at launch and thereafter;

•	establish and maintain agreements with our contract manufacturers, wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	hire, train, deploy and support our sales force;

•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;

•	obtain and maintain government and private payer reimbursement for our product; and

•	maintain patent protection and regulatory exclusivity for IV Tramadol.

We may not receive regulatory approval for IV Tramadol or future product candidates, or its or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

IV Tramadol and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, DEA and other regulatory agencies in the United States and by the European Medicines Agency, or the EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidate IV Tramadol or any future product candidates will prevent us from commercializing the product candidates. We have not received approval to market IV Tramadol from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations as well as consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidate IV Tramadol or any future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

If our product candidate or any future product candidate receives marketing approval, the approved label indication and accompanying label may limit the approved use of our drug, which could limit sales of the product. In addition, our third-party supplier may be subject to an inspection by the FDA that finds its manufacturing facilities are not operating in compliance with CGMP requirements, and we may be forced to identify, qualify and implement additional suppliers.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is granted at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidate or any future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

In addition, even if we were to obtain approval, the approval of the indication for our product candidate by such regulatory authorities may, among other things, be more limited than we request. Such regulatory authorities may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. These regulatory authorities may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for our product candidate or any future product candidates.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We have entered into a development and supply agreement for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of IV Tramadol. Any termination or disruption of this relationship may materially harm our business and financial condition, and impact any commercialization efforts for this product candidate.

In order to meet anticipated demand for IV Tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV Tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source for potential supply issues.

All of our contract manufacturers must comply with strictly enforced federal, state and, where applicable, foreign regulations, including CGMP requirements enforced by the FDA through its inspectional authority over facilities under the FDCA, as well requirements for controlled substance handling and security requirements enforced by DEA, and while we intend to exercise oversight of our suppliers, we have little direct control over their compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any quality or compliance issue, manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture IV Tramadol, and any other product candidates we may in-license, fail to deliver sufficent commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or our future product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidate or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause undesirable side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidate or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidate or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of our product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

Additionally, if one or more of our current or future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require the addition of serious risk-related labeling statements, specific warnings, precautions, or contraindication;

•	regulatory authorities may suspend or withdraw their approval of the product, or require the suspension of manufacturing, or the recall of the product from the market;

•	regulatory authorities may require implementation of burdensome post-market risk mitigation strategies and practices;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

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

IV Tramadol and any other product candidates we may license or acquire will also be subject to ongoing regulatory and compliance requirements, including regular inspections by the FDA and other regulatory authorities. These requirements relate to, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing CGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance programs to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and off-label information and if we do not market our products for only their approved indications and on-label information, we may be subject to enforcement action for off-label marketing as well as false claims liability. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, operations, manufacturers or manufacturing processes;

•	restrictions or new requirements related to the promotion, labeling or marketing of a product;

•	restrictions on product distribution or use, including import and export restrictions;

•	requirements to conduct post-marketing studies or clinical trials;

•	Form FDA-483 findings, or warning letters;

•	recall of the product, or withdrawal of the product from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	fines, restitution or disgorgement of profits;

•	suspension or withdrawal of marketing or regulatory approvals;

•	suspension of any ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, distributors, retailers, marketers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state or foreign laws which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

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

Any regulatory approval is limited to the specific labeled indication(s) for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s approved labeled indication, or for uses that differ from those tested in clinical studies, and thus the basis for approval by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the practice of medicine by physicians with respect to their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies in terms of their ability to promote off-label uses or disseminate off-label information. If our promotional activities fail to comply with these requirements, we may be subject to regulatory, compliance, or enforcement action by, these authorities. In addition, our failure to follow FDA requirements relating to promotion and advertising may result in a Warning Letter, cause the FDA to suspend or withdraw an approved product from the market, require a recall, require the issuance of corrective advertising, institute fines, or could result in disgorgement of money, operating restrictions, injunctions or civil or criminal prosecution by the government, any of which could harm our reputation and business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidate are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability to drugs dispensed to Medicaid managed care organization enrollees;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under 340B Drug Pricing Program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas Federal District Court Judge Reed O’Connor issued a ruling declaring that the ACA in its entirety is unconstitutional. Upon appeal, the Fifth Circuit upheld the district court’s ruling that the individual mandate is unconstitutional. However, the Fifth Circuit remanded the case back to the district court to conduct a more thorough assessment of the constitutionality of the entire ACA despite the individual mandate being unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome may have a significant impact on our business.

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

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent loopholes, and efforts to cap increases in drug prices. On December 12, 2019, the House of Representatives passed broad legislation that would, among other provisions, require HHS to negotiate drug prices and impose price caps. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services, the HHS, finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program. The courts have overturned this payment reduction, but the lawsuit is ongoing on appeal and HHS continues to implement the payment cuts. HHS also has signaled its intent to continue to pursue reimbursement policy changes for all Medicare Part B drugs that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. While many of the proposals have been withdrawn or struck down by the courts, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of most favored nation pricing with regard to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, released two pharmaceutical importation models in December 2019: (1) a Notice of Proposed Rulemaking to permit importation of pharmaceuticals from Canada, and (2) draft FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries.

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

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade deal into law. As enacted, there are no commitments with respect to biologic product intellectual property rights or data protection, which may create an unfavorable environment across these three countries

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Rising public, medical, Congressional, and agency concern around the prescription of controlled substance drug products to patients and a growing movement to reduce the use of opioid drug products, to develop abuse-deterrent products, and to prevent dependence also could negatively impact our ability to commercialize and generate revenue from IV Tramadol if it is approved for marketing in the United States. Congress has enacted several laws intended to address opioid use disorder, including the Comprehensive Addiction and Recovery Act (CARA) in 2016, the 21st Century Cures Act (Cures Act) in 2016, and the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the SUPPORT Act) in 2018. These laws primarily focus on funding for treatment, research, and education, but also include provisions intended to encourage reduction in opioid use, such as funding for research on non-opioid pain treatments. Other legislative and administrative measures at the state and federal level include, or may include in the future, restrictions and limitations on opioid prescribing, limitations on opioid doses dispensed per episode of care, labeling requirements specific to opioids, limitations on FDA approval of opioids, assessment of fees against opioid manufacturers, or reimbursement disincentives specific to opioids.

If the DEA decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

In July 2014, the DEA classified Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are mostly classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only intravenous Schedule IV opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA could reschedule Tramadol to a more restrictive classification (Schedule I, II or III). Such a rescheduling would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to market IV Tramadol as a safe alternative pain management product.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

•	the severity of the disease under investigation;

•	the design of the clinical trial, and the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	the availability of competing clinical trials.

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

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidate or future product candidates. Accordingly, IV Tramadol or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If we are unable to establish sales, and marketing capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing and sales of pharmaceutical products. In order to commercialize any product candidate that receives marketing approval, we would need to build marketing, sales, managerial and other non-technical capabilities or enter into agreements with third party contract organizations to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of IV Tramadol or another product candidate, we expect to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to successfully commercialize our future products, if any, using our own sales and marketing capabilities include, but are not necessarily limited to:

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

We rely on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV Tramadol and for any future product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct preclinical studies and clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our legal and regulatory product development responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable or unacceptable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted using products manufactured and produced in accordance with CGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The facilities used by our contract manufacturers to manufacture our product candidates must are subject to registration requirements, and inspection by the FDA. A pre-approval inspection will be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers, we do not directly control the manufacturing process of, and therefore depend on, our contract manufacturers for compliance with CGMP regulations for manufacture of our product candidates. Third party manufacturers may be subject to a Form FDA-483 inspectional findings, or a Warning Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

IV Tramadol and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There may be a limited number of manufacturers that both operate under CGMP regulations and are capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for IV Tramadol.

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

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances, including without limitation the emerging COVID-19 virus, may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and affect the validity, enforceability, scope or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material, adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, PTAB trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195, 9,566,253 9,693,949, 9,968,551, 9,980,900, 10,022,321, and 10,537,521) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing on our patent.

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

We may become involved in other types of legal proceedings related to our intellectual property that could result in the invalidation or unenforceability of our patents and could be expensive and time consuming, regardless of the outcome.

Any party can challenge the validity of our patents in post-grant proceedings at the PTAB, which include inter partes review and post-grant review proceedings. Although these proceedings are more limited, and therefore are often less expensive, than district court litigation, they can still require substantial resources. If the PTAB finds that our patents are unpatentable, we will be unable to enforce those patents against our competitors. Additionally, our competitors may bring other administrative challenges to our patents before the USPTO, including opposition, derivation, interference, ex parte reexamination, and inter partes reexamination proceedings. These proceedings may prevent our patent applications from issuing, or for patents that are already issued, an unsuccessful outcome will render the patent unenforceable.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell IV Tramadol or any other product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that IV Tramadol may infringe. There could also be existing patents of which we are not aware that IV Tramadol may inadvertently infringe.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

To the extent we operate in foreign jurisdictions, we may be exposed to increased risk associated with the potential theft of technology and intellectual property.

Our U.S. patents can be enforced against those who make, use, offer to sell, or sell our licensed patented inventions within the U.S., or against those who import our licensed patented inventions within the U.S. We may depend on foreign intellectual property rights to prevent competitors from manufacturing and selling our products outside of the U.S. without our authorization. Foreign laws and regulations may not protect our patent rights and trade secret rights to the same extent as U.S. law. It is also possible that we may be required to compromise protections or waive rights in order to conduct business in a foreign jurisdiction. Such restrictions may limit our ability to profitably compete in those markets.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. However, while we remain either a non-accelerated filer and/or an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Our corporate and executive office is located at 1140 Avenue of the Americas, Floor 9, New York, NY 10036. We are not currently under a lease agreement at 1140 Avenue of the Americas. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated:

Fiscal Year Ended December 31, 2019	High	Low
First Quarter	$6.59	$4.75
Second Quarter	$6.54	$4.33
Third Quarter	$6.30	$5.58
Fourth Quarter	$9.60	$5.27

Fiscal Year Ended December 31, 2018	High	Low
First Quarter	$5.75	$3.64
Second Quarter	$4.96	$3.58
Third Quarter	$4.21	$2.75
Fourth Quarter	$5.60	$2.10

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

Holders

As of December 31, 2019, there were approximately 16.7 million shares of common stock outstanding held by 64 record stockholders.

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

In December 2019, we submitted a new drug application (NDA), for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA). In February 2020, the FDA accepted our NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

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

Our net loss for the years ended December 31, 2019 and 2018 was approximately $25.9 million and $21.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $68.1 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

We may need to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations, research and development activity or regulatory approval activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

We are a majority controlled subsidiary of Fortress. For related party transactions, see Note 4.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1140 Avenue of the Americas, Floor 9, New York, NY 10036. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

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

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, we issued 250,000 Class A preferred shares to Fortress. The Class A preferred shares entitle the holder to a stock dividend equal to 2.5% of our fully diluted outstanding equity (The Annual Stock Dividend). On June 13, 2018, our Stockholders adopted an amendment to our Third Amended and Restated Certificate of Incorporation amending the payment date going forward to January 1 of each year. Concurrently with the execution and delivery of the SPMA, we, InvaGen and Fortress entered into a waiver agreement (the Waiver Agreement), pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of our common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under a certain management services agreement between us and Fortress and the Founders Agreement (as defined in the SPMA), for the period November 12, 2018 to the termination of InvaGen’s rights under Section 4 of the Stockholders Agreement that was signed between us, certain stockholders of ours, and InvaGen.

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

Stock-Based Compensation

We expense stock-based compensation to employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	For The Years Ended		Change
	December 31,	December 31,
($ in thousands)	2019	2018	$	%
Operating expenses:
Research and development	$22,194	$17,696	$4,498	25%
Research and development - licenses acquired	1,000	-	1,000	*
General and administrative	3,071	4,120	(1,049)	(25)%
Loss from operations	(26,265)	(21,816)	(4,449)	20%

Interest income	(357)	(93)	(264)	284%
Other income	-	(175)	175	(100)%
Net Loss	$(25,908)	$(21,548)	$(4,360)	20%

* Comparison to prior period not meaningful

Research and Development Expenses

For the years ended December 31, 2019 and 2018, research and development expenses were $22.2 million and $17.7 million, respectively. The $4.5 million increase primarily reflects an increase of $11.7 million in clinical trial costs associated with the completion of the abdominoplasty study in June 2019 partially offset by decreases of $7.5 million associated with the completion of the bunionectomy study in May 2018 and $4.7 million associated the completion of the safety study during the second quarter of 2019. There were also increases of $4.7 million associated with the submission of our NDA and $0.7 million in personnel costs with increased headcount partially offset by a decease of $0.4 million associated with costs from the waiver of our management services agreement with Fortress.

Research and Development Expenses – Licenses Acquired

For the years ended December 31, 2019 and 2018, research and development expenses – licenses acquired were $1.0 million and $0, respectively. The $1.0 million expense in 2019 represents the milestone payment due to our licensor upon submission of our NDA.

General and Administrative Expenses

For the years ended December 31, 2019 and 2018, general and administrative expenses were $3.1 million and $4.1 million, respectively. The $1.0 million decrease primarily reflects decreases of $0.4 million for legal costs, $0.4 million for investor relations, $0.3 million for marketing research cost and $0.2 million for Board of Director fees partially offset by an increase of $0.3 million for stock compensation costs.

Interest Income

Interest income was $0.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest income was due to the proceeds from the InvaGen share purchase in February 2019.

Other

Other income was $0 and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The source of the other income for 2018 was the receipt of the New York City Biotech Tax Credit.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we had an accumulated deficit of $68.1 million.

On June 26, 2017, we completed an IPO of our common stock, which resulted in the issuance of 6,325,000 shares of our common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts and other offering costs. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our Company’s capital stock on a fully diluted basis.

We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at December 31, 2019 in addition to the SPMA with InvaGen which provides access to potential interim financing of up to $7.0 million up until the second stage closing and additional pledged financial support from Fortress, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. However, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate if certain milestone payments become due, and we may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, we would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

Cash Flows for the Years Ended December 31, 2019 and 2018

	For The Years Ended
	December 31,
($ in thousands)	2019	2018
Total cash (used in)/provided by:
Operating activities	$(26,259)	$(18,216)
Investing activities	-	10,000
Financing activities	32,333	(895)
Net increase (decrease) in cash	$6,074	$(9,111)

Operating Activities

Net cash used in operating activities was approximately $26.3 million for the year ended December 31, 2019, primarily comprised of our $25.9 million net loss and decrease in operating assets and liabilities of $2.2 million, partially offset by $1.8 million in share based compensation.

Net cash used in operating activities was approximately $18.2 million for the year ended December 31, 2018, primarily comprised of our $21.5 million net loss, partially offset by: $1.8 million increase in operating assets and liabilities, and $1.5 million in share based compensation.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $0. We purchased $5.0 million six months certificates of deposits in May 2019 and it matured in November 2019.

Net cash provided by investing activities for the year ended December 31, 2018 was $10.0 million. Our short-term investments of certificates of deposits consisting of $10.0 million matured in the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $32.3 million which was from the proceeds of our issuance of shares to InvaGen in connection with the SPMA.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

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

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

3.3	Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities.

10.1	Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated February 17, 2015, filed as Exhibit 10.1 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.*

10.2	First Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated June 23, 2016, filed as Exhibit 10.11 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.

10.3	Second Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated May 4, 2017, filed as Exhibit 10.3 to Form S-1/A filed on May 22, 2017 (File No. 333-217552) and incorporated herein by reference.

10.4	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. dated September 13, 2016, filed as Exhibit 10.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.5	Management Services Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. effective as of February 17, 2015, filed as Exhibit 10.5 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.6	Employment Agreement with Dr. Lucy Lu, MD, dated June 10, 2015, filed as Exhibit 10.6 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.7	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.8	Consulting Agreement with Dr. Scott A. Reines, dated July 22, 2015, filed as Exhibit 10.8 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.9	First Amendment to Consulting Agreement with Dr. Scott A. Reines, dated January 25, 2016, filed as Exhibit 10.9 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.10	Second Amendment to Consulting Agreement with Dr. Scott A. Reines, dated August 2, 2016, filed as Exhibit 10.10 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.11	Third Amendment to Consulting Agreement with Dr. Scott A. Reines, dated February 28, 2017, filed as Exhibit 10.12 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.12	Letter Agreement with Joseph Vazzano, dated July 28, 2017, filed as Exhibit 10.1 to Form 8-K filed on August 15, 2017 (File No. 001-38114) and incorporated herein by reference.#

10.13	Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc. and Madison Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.14	Stockholders Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.15	Credit Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.16	Guaranty, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.17	Voting and Support Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.18	Waiver Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.19	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.20	Indemnification Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.21	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.22	First Amendment to Executive Employment Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and Dr. Lucy Lu, M.D., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

* Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Avenue Therapeutics, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
New York, NY
March 30, 2020

AVENUE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,745	$2,671
Deferred financing costs	-	1,702
Prepaid expenses and other current assets	170	152
Total Assets	$8,915	$4,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,101	$4,669
Accounts payable and accrued expenses - related party	14	487
Licenses payable	1,000	-
Total current liabilities	2,115	5,156

Total Liabilities	2,115	5,156

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,682,190 and 10,667,714 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	1
Additional paid-in capital	74,915	41,577
Accumulated deficit	(68,117)	(42,209)
Total Stockholders' Equity (Deficit)	6,800	(631)
Total Liabilities and Stockholders' Equity (Deficit)	$8,915	$4,525

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2019	2018
Operating expenses:
Research and development	$22,194	$17,696
Research and development - licenses acquired	1,000	-
General and administrative	3,071	4,120
Loss from operations	(26,265)	(21,816)

Interest income	(357)	(93)
Other income	-	(175)
Net Loss	$(25,908)	$(21,548)

Net loss per common share outstanding, basic and diluted	$(1.65)	$(2.10)

Weighted average number of common shares outstanding, basic and diluted	15,721,619	10,239,169

 The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

Year ended December 31, 2019
	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders' equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	95,000	-	1,839	-	1,839
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants under the NSC Note	-	-	86,143	-	-	-	-
Net loss	-	-	-	-	-	(25,908)	(25,908)
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800

Year ended December 31, 2018
	Class A Preferred Shares		Common Shares		Common Shares Issuable		Additional paid-in	Accumulated	Total Stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2017	250,000	$-	10,265,083	$1	273,837	$1,103	$38,937	$(20,661)	$19,380
Share based compensation	-	-	107,978	-	-	-	1,537	-	1,537
Issuance of common shares - Founder Agreement	-	-	273,837	-	(273,837)	(1,103)	1,103	-	-
Cashless exercise of warrants under the NSC Note	-	-	20,816	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(21,548)	(21,548)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	-	$-	$41,577	$(42,209)	$(631)

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(25,908)	$(21,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,839	1,537
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18)	236
Deferred financing costs	61	-
Accounts payable and accrued expenses	(2,760)	1,125
Accounts payable and accrued expenses - related party	(473)	434
Licenses payable	1,000	-
Net cash used in operating activities	(26,259)	(18,216)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposit)	(5,000)	-
Maturity of Short-term investments (certificates of deposit)	5,000	10,000
Net cash provided by investing activities	-	10,000

Cash flows from financing activities:
Issuance of common shares	35,000	-
Offering costs	(2,667)	(895)
Net cash provided by (used in) financing activities	32,333	(895)

Net change in cash	6,074	(9,111)
Cash and cash equivalents, beginning of period	2,671	11,782
Cash and cash equivalents, end of period	$8,745	$2,671

Non-cash financing activities:
Prior period financing costs	$833	$-
Unpaid deferred financing costs	$-	$807

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

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of December 31, 2019.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $68.1 million. The Company believes that its cash and cash equivalents as of December 31, 2019, as well as its access to potential interim financing from InvaGen and pledged financial support from Fortress, will enable the Company to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. However, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates if certain milestone payments become due, and it may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, the Company would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company has no subsidiaries.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2019 and at December 31, 2018 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

Accounts Payable and Accrued Expenses – Related Party

Accounts payable and accrued expenses consist of amounts due to Fortress, a related party, and are recorded at the invoiced amount.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and have no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price including any development milestone payments for the licenses acquired are reflected as research and development — licenses acquired on the Company’s Statements of Operations.

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

Stock-Based Compensation

The Company expenses stock-based compensation to its employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The 2016 through 2018 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2019 and 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock and stock options and preferred shares, during the period. Since dividends are declared paid and set aside among the holders of shares of common stock and Class A common stock pro-rata on an as-if-converted basis, the two-class method of computing net loss per share is not required.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,	December 31,
	2019	2018
Restricted stock units/awards	1,045,162	1,104,643
Preferred shares	250,000	250,000
Options	-	20,000
Total potential dilutive effect	1,295,162	1,374,643

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and its adoption did not have a material impact on the Company’s financial statements.

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

Recent Accounting Pronouncements to be Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Note 3 — License/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to Avenue, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. The $3.0 million cumulative payment was included in research and development-licenses acquired in the statements of operations. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its New Drug Application. The amount is expensed in research and development-licenses acquired in the statement of operations and is included in licenses payable on the Company’s balance sheets. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV Tramadol from the United States Food and Drug Administration, (“FDA”) as well as royalty payments for sales of the product.

On October 29, 2018, the Company and Zaklady Farmaceutyczne Polpharma (“Polpharma”) extended the term of their exclusive supply agreement for drug product of IV Tramadol to eight years from the date of the launch of the product. In addition, under the terms of the amended agreement, Polpharma is eligible to receive a milestone payment totaling $2.0 million upon the approval of IV Tramadol from the FDA, as well as royalty payments for sales of the product.

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015, pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “License Agreement”). As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt that Fortress accumulated for expenses and costs of forming Avenue and obtaining the IV Tramadol license. This debt was repaid to Fortress in 2017. As additional consideration for the transfer of rights under the Founders Agreement, Avenue shall also: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). This additional consideration was waived on November 12, 2018 with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares (see Note 7).

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

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

For the years ended December 31, 2019 and 2018, the Company had expenses related to the MSA of approximately $0 and $0.4 million, respectively. Effective November 12, 2018, the MSA fee was waived with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2019	2018
Accounts payable	$354	$3,089
Accrued employee compensation	477	463
Accrued contracted services and other	270	1,117
Accounts payable and accrued expenses	$1,101	$4,669

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

As of December 31, 2019, there was no litigation against the Company.

Note 7 — Stockholders’ Equity (Deficit)

Class A Preferred Shares

On September 13, 2016, the Class A Common Stock was eliminated and 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock, with a par value of $0.0001 per share, is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the PIK Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the holders of the outstanding shares of Class A Preferred Stock shall receive on each February 17 (each a “PIK Dividend Payment Date”) after the original issuance date of the Class A Preferred Stock until the date all outstanding Class A Preferred Stock is converted into Common Stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Common Stock (such dividend being herein called “PIK Dividends”) such that the aggregate number of shares of Common Stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of the Corporation’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date (“PIK Record Date”). In the event the Class A Preferred Stock converts into Common Stock, the holders shall receive all PIK Dividends accrued through the date of such conversion. No dividend or other distribution shall be paid, or declared and set apart for payment (other than dividends payable solely in capital stock on the capital stock of the Company) on the shares of Common Stock until all PIK Dividends on the Class A Preferred Stock shall have been paid or declared and set apart for payment. All dividends are non-cumulative. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the PIK Dividend Payment Date going forward to January 1 of each year. This PIK Dividend was waived in connection with the Waiver Agreement signed on November 12, 2018 between Avenue, Fortress and InvaGen.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

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

Common Stock

As of December 31, 2019, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value, and 2,000,000 shares of Preferred Stock, with $0.0001 par value, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated Preferred Stock.

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

Awards to Fortress

Pursuant to the Company’s Third Amended and Restated Certificates of Incorporation, on February 17, 2018, the Company issued 273,837 shares of common stock to Fortress, which equaled to 2.5% of the fully diluted outstanding equity of Avenue at the time of issuance for the annual stock dividend.

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

 Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 405,849 shares at December 31, 2019.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2019:

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,104,643	$4.45
Granted	261,173	$5.95
Vested	(320,654)	$3.74
Unvested balance at December 31, 2019	1,045,162	$5.10

For the years ended December 31, 2019 and 2018 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $1.8 million and $1.5 million, respectively.

For the years ended December 31, 2019, and 2018, the weighted average grant date fair value of restricted stock units and awards granted was $5.95 and $3.48, respectively. The total fair value of restricted stock units and awards that vested during the years ended December 31, 2019 and 2018 was $1.2 million and $0.1 million, respectively.

At December 31, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. This amount does not include, as of December 31, 2019, 311,173 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

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

Stock Options

On August 15, 2017, 20,000 stock options were granted to a consultant under the 2015 Incentive Plan. These options were cancelled in January 2019 as the vesting criteria pertaining to the price of the Company’s stock was not met by the deadline.

The following table summarizes stock option award activity for the year ended December 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, December 31, 2018	20,000	$6.29	3.63
Cancelled/forfeited	(20,000)	6.29	-
Outstanding, December 31, 2019	-	$-	-

Stock Warrants

 On June 26, 2017, sufficient equity capital was raised so that the Company had cash equal to five times the amount of the portion of the proceeds of a note payable with National Securities, Inc. The note payable was fully paid off in 2017. As a result, the Company issued warrants for 125,000 common shares with an exercise price of par value and a ten-year term.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

On June 26, 2017, in connection with the automatic conversion of its convertible notes with WestPark Capital, Inc. which automatically converted upon the closing of the IPO, the Company issued 2,488 warrants at an exercise price of $4.02 and a ten-year term. Pursuant to the terms of the note agreement, the exercise price represents the price at which the notes converted, which is equal to a 33% discount to the IPO price of $6.00 per share.

The following table summarizes the warrant activity for the year ended December 31, 2019:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	102,597	$0.0976	$544
Exercised	(86,143)	$0.0001	-
Outstanding, December 31, 2019	16,454	$0.6079	$148

Note 8 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2019 and 2018.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2019	2018
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	14%	9%
State tax rate change	1%	0%
Other	4%	0%
Credits	5%	5%
Change in valuation allowance	(45)%	(35)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2019 and 2018 are the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$19,953	$10,160
Stock compensation and other	843	658
Amortization of license	1,413	1,006
Accruals and reserves	15	221
Tax credits	2,640	1,294
Total deferred tax assets	24,864	13,339
Less valuation allowance	(24,864)	(13,339)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $24.9 million and $13.3 million was recorded for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $60.3 million and $111.9 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2035, respectively. The Company has $2.6 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986. Certain tax attributes are subject to an annual limitation as a result of the Company’s June 2017 initial public offering, which constitutes an ownership change under Section 382. Certain tax attributes may be subject to an annual limitation as a result of the SPMA with InvaGen, which could constitute an ownership change under Section 382.

AVENUE THERAPEUTICS, INC

Notes to Financial Statements

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2019 and 2018. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2019 and 2018.

The federal and state tax returns for the years ended December 31, 2016, 2017, and 2018 are currently open for examination under the applicable federal and state income tax statues of limitations.

Note 9 - Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. To date, the Company has not experienced any significant changes in its business that would have a significant negative impact on its statements of position, operations or cash flows. Management believes any disruption, when and if experienced, would be temporary, however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. As a result, the Company is unable to estimate the potential impact on its business as of the date of issuance of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Lucy Lu, M.D.
Name: Lucy Lu, M.D.
Title: President and Chief Executive Officer

March 30, 2020

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

Signature	Title	Date

/s/ Lucy Lu, M.D.	President, Chief Executive Officer, and Director	March 30, 2020
Lucy Lu, M.D.	(Principal Executive Officer)

/s/ Joseph Vazzano	Chief Financial Officer	March 30, 2020
Joseph Vazzano	(Principal Financial Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman of the Board	March 30, 2020
Lindsay A. Rosenwald, M.D.

/s/ Garrett Ingram	Director	March 30, 2020
Garrett Ingram

/s/ Neil Herskowitz	Director	March 30, 2020
Neil Herskowitz

/s/ Thomas Moore	Director	March 30, 2020
Thomas Moore

/s/ Jaideep Gogtay, M.D., Ph.D.	Director	March 30, 2020
Jaideep Gogtay, M.D., Ph.D.

/s/ Jay Kranzler, M.D., Ph.D.	Director	March 30, 2020
Jay Kranzler, M.D., Ph.D.