Form 10-Q
period 2020-03-31
AVENUE THERAPEUTICS, INC.
filed 2020-05-11
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38114

AVENUE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4113275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Avenue of the Americas, Floor 9 New York, NY 10036

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 4, 2020
Common Stock, $0.0001 par value	16,682,803

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2020

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,574	$8,745
Prepaid expenses and other current assets	122	170
Total Assets	$6,696	$8,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$790	$1,101
Accounts payable and accrued expenses - related party	133	14
Licenses payable	-	1,000
Total current liabilities	923	2,115

Total Liabilities	923	2,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,682,803 and 16,682,190 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	75,130	74,915
Accumulated deficit	(69,359)	(68,117)
Total Stockholders' Equity	5,773	6,800
Total Liabilities and Stockholders' Equity	$6,696	$8,915

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Operating expenses:
Research and development	$697	$10,241
General and administrative	577	1,119
Loss from operations	(1,274)	(11,360)

Interest income	(32)	(91)
Net Loss	$(1,242)	$(11,269)

Net loss per common share outstanding, basic and diluted	$(0.08)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	16,474,655	13,742,649

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	-	-	-	-	215	-	215
Cashless exercise of warrants under the NSC Note	-	-	613	-	-	-	-
Net loss	-	-	-	-	-	(1,242)	(1,242)
Balance at March 31, 2020	250,000	$-	16,682,803	$2	$75,130	$(69,359)	$5,773

Three months ended March 31, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	-	-	751	-	751
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants under the NSC Note	-	-	56,075	-	-	-	-
Net loss	-	-	-	-	-	(11,269)	(11,269)
Balance at March 31, 2019	250,000	$-	16,557,122	$2	$73,827	$(53,478)	$20,351

The accompanying notes are an integral part of these condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(1,242)	$(11,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	215	751
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48	(102)
Accounts payable and accrued expenses	(311)	5,453
Accounts payable and accrued expenses - related party	119	(401)
Net cash used in operating activities	(1,171)	(5,568)

Cash flows from investing activities:
Milestone payment for research and development licenses	(1,000)	-
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities:
Issuance of common shares	-	35,000
Offering costs	-	(2,655)
Net cash provided by financing activities	-	32,345

Net change in cash	(2,171)	26,777
Cash and cash equivalents, beginning of period	8,745	2,671
Cash and cash equivalents, end of period	$6,574	$29,448

Non-cash financing activities:
Unpaid offering costs	$-	$12

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

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of March 31, 2020.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $69.4 million. The Company believes that its cash and cash equivalents as of March 31, 2020, as well as its access to potential interim financing from InvaGen and pledged financial support from Fortress, will enable the Company to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q.  However, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates if certain milestone payments become due, and it may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, the Company would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 in its audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. With the exception of those noted below, there have been no material changes to the Company’s significant accounting policies.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Unvested restricted stock units/awards	1,201,575	1,065,317
Preferred shares	250,000	250,000
Total potential dilutive effect	1,451,575	1,315,317

Recent Accounting Pronouncements to be Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  At this time, the Company does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Accounts payable	$217	$354
Accrued employee compensation	114	477
Accrued contracted services and other	459	270
Accounts payable and accrued expenses	$790	$1,101

Note 4 — Stockholders’ Equity

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the three months ended March 31, 2020:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,045,162	$5.10
Granted	156,413	$10.98
Unvested balance at March 31, 2020	1,201,575	$5.86

For the three months ended March 31, 2020 and 2019, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.2 million and $0.8 million, respectively.

At March 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. This amount does not include, as of March 31, 2020, 467,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	16,454	$0.6079	$148
Exercised	(613)	$0.0001	-
Outstanding, March 31, 2020	15,841	$0.6315	$132

Item 2.          Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our net loss for the three months ended March 31, 2020 and 2019 was approximately $1.2 million and $11.3 million, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $69.4 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval and commercialization for IV Tramadol in the U.S.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. In the first quarter of 2020, the Company did not experience a significant impact on its business resulting from government restrictions on the movement of people, goods, and services. Management believes any disruption, when and if experienced, would be temporary, however, there is uncertainty around when any disruption might occur, the duration and the potential impact.

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

Results of Operations

General

At March 31, 2020, we had an accumulated deficit of $69.4 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2020 and 2019

	For The Three Months Ended		Change
	March 31,	March 31,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$697	$10,241	$(9,544)	(93)%
General and administrative	577	1,119	(542)	(48)%
Loss from operations	(1,274)	(11,360)	10,086	(89)%

Interest income	(32)	(91)	(59)	(65)%
Net Loss	$(1,242)	$(11,269)	$10,027	(89)%

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

For the three months ended March 31, 2020 and 2019, research and development expenses were $0.7 million and $10.2 million, respectively. The decrease of $9.5 million is primarily due to decreases of $8.8 million associated with the completion of our abdominoplasty study, $0.5 million associated with the completion of our safety study, $0.1 million in personnel costs and $0.1 million in stock compensation costs.

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

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $0.6 million and $1.1 million, respectively. General and administrative expenses decreased by $0.5 million primarily due to decreases of $0.4 million in non-cash stock compensation and $0.1 million in professional fees.

Interest Income

Interest income was $32,000 and $91,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had an accumulated deficit of $69.4 million.

We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at March 31, 2020 in addition to the SPMA with InvaGen which provides access to potential interim financing of up to $7.0 million up until the second stage closing and additional pledged financial support from Fortress, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements. However, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate if certain milestone payments become due, and we may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, we would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our development timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

	For The Three Months Ended
	March 31,
($ in thousands)	2020	2019
Total cash (used in)/provided by:
Operating activities	$(1,171)	$(5,568)
Investing activities	(1,000)	-
Financing activities	-	32,345
Net increase (decrease) in cash	$(2,171)	$26,777

 Operating Activities

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2020, primarily comprised of our $1.2 million net loss and decreases in operating assets and liabilities of $0.2 million partially offset by $0.2 million in share based compensation.

Net cash used in operating activities was $5.6 million for the three months ended March 31, 2019, primarily comprised of our $11.3 million net loss partially offset by $0.7 million in share based compensation and increases in operating assets and liabilities of $5.0 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $1.0 million and $0, respectively. Net cash used in the three months ended March 31, 2020 was the milestone payment due to our licensor pursuant to our NDA submission.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $0 and $32.3 million, respectively. The source of the net cash provided in the 2019 period was related to our issuance of shares to InvaGen in connection with the SPMA.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.          Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A.       Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in other reports we file with the SEC. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.          Recent Sales of Unregistered Securities.

N/A.

Item 3.          Defaults Upon Senior Securities.

N/A.

Item 4.          Mine Safety Disclosures.

N/A.

Item 5.          Other Information.

N/A.

Item 6.          Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 11, 2020	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)