Form 10-Q
period 2020-06-30
AVENUE THERAPEUTICS, INC.
filed 2020-08-14
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 1, 2020
Common Stock, $0.0001 par value	16,702,803

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2020

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,257	$8,745
Prepaid expenses and other current assets	74	170
Total Assets	$5,331	$8,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,193	$1,101
Accounts payable and accrued expenses - related party	37	14
Licenses payable	-	1,000
Total current liabilities	1,230	2,115

Total Liabilities	1,230	2,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,702,803 and 16,682,190 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	75,346	74,915
Accumulated deficit	(71,247)	(68,117)
Total Stockholders' Equity	4,101	6,800
Total Liabilities and Stockholders' Equity	$5,331	$8,915

The accompanying notes are an integral part of these condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,219	$6,392	$1,916	$16,633
General and administrative	684	716	1,261	1,835
Loss from operations	(1,903)	(7,108)	(3,177)	(18,468)

Interest income	(15)	(126)	(47)	(217)
Net Loss	$(1,888)	$(6,982)	$(3,130)	$(18,251)

Net loss per common share outstanding, basic and diluted	$(0.11)	$(0.43)	$(0.19)	$(1.21)

Weighted average number of common shares outstanding, basic and diluted	16,474,655	16,314,763	16,474,655	15,035,811

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	250,000	$-	16,682,803	$2	$75,130	$(69,359)	$5,773
Share based compensation	-	-	20,000	-	216	-	216
Net loss	-	-	-	-	-	(1,888)	(1,888)
Balance at June 30, 2020	250,000	$-	16,702,803	$2	$75,346	$(71,247)	$4,101

Six months ended June 30, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	-	-	20,000	-	431	-	431
Cashless exercise of warrants under the NSC Note	-	-	613	-	-	-	-
Net loss	-	-	-	-	-	(3,130)	(3,130)
Balance at June 30, 2020	250,000	$-	16,702,803	$2	$75,346	$(71,247)	$4,101

Three months ended June 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at March 31, 2019	250,000	$-	16,557,122	$2	$73,827	$(53,478)	$20,351
Share based compensation	-	-	-	-	535	-	535
Cashless exercise of warrants under the NSC Note	-	-	2,625	-	-	-	-
Net loss	-	-	-	-	-	(6,982)	(6,982)
Balance at June 30, 2019	250,000	$-	16,559,747	$2	$74,362	$(60,460)	$13,904

Six months ended June 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	-	-	1,286	-	1,286
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants under the NSC Note	-	-	58,700	-	-	-	-
Net loss	-	-	-	-	-	(18,251)	(18,251)
Balance at June 30, 2019	250,000	$-	16,559,747	$2	$74,362	$(60,460)	$13,904

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(3,130)	$(18,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	431	1,286
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	96	(9)
Accounts payable and accrued expenses	92	(2,133)
Accounts payable and accrued expenses - related party	23	(442)
Net cash used in operating activities	(2,488)	(19,549)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposit)	-	(5,000)
Milestone payment for research and development licenses	(1,000)	-
Net cash used in investing activities	(1,000)	(5,000)

Cash flows from financing activities:
Issuance of common shares	-	35,000
Offering costs	-	(2,667)
Net cash provided by financing activities	-	32,333

Net change in cash	(3,488)	7,784
Cash and cash equivalents, beginning of period	8,745	2,671
Cash and cash equivalents, end of period	$5,257	$10,455

Non-cash financing activities:
Prior period financing costs	$-	$833

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

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of June 30, 2020.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2020, the Company had an accumulated deficit of $71.2 million. The Company believes that its cash and cash equivalents as of June 30, 2020, as well as its access to potential interim financing from InvaGen and pledged financial support from Fortress (see Note 4), will enable the Company to continue to fund operations in the normal course of business for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q.  However, changing circumstances, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates if certain milestone payments become due, and it may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, the Company would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,	June 30,
	2020	2019
Unvested restricted stock units/awards	1,221,575	1,150,162
Preferred shares	250,000	250,000
Total potential dilutive effect	1,471,575	1,400,162

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3— Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Accounts payable	$179	$354
Accrued employee compensation	202	477
Accrued contracted services and other	812	270
Accounts payable and accrued expenses	$1,193	$1,101

Note 4 — Related Party Transactions

On June 12, 2020, the Company, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 the Company may borrow up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions set forth herein. Fortress’ commitment amount is $0.8 million, and InvaGen’s is $1.2 million, and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter). Repayment of the loan is due upon the earliest of i) the second stage closing ii) April 29, 2021 and iii) the date that is 30 days following the termination of the SPMA.  As of June 30, 2020, there have been no amounts drawn on the Facility Agreement.

Note 5 — Stockholders’ Equity

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the six months ended June 30, 2020:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,045,162	$5.10
Granted	176,413	$10.99
Unvested balance at June 30, 2020	1,221,575	$5.95

For the three months ended June 30, 2020 and 2019, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.2 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.4 million and $1.3 million, respectively.

At June 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years. This amount does not include, as of June 30, 2020, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	16,454	$0.6079	$148
Exercised	(613)	$0.0001	-
Outstanding, June 30, 2020	15,841	$0.6315	$161

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

Our net loss for the three and six months ended June 30, 2020 was approximately $1.9 million and $3.1 million, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $71.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. In the first and second quarters of 2020, the Company did not experience a significant impact on its business resulting from government restrictions on the movement of people, goods, and services. Management believes any disruption, when and if experienced, would be temporary, however, there is uncertainty around when any disruption might occur, the duration and the potential impact.

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

Results of Operations

General

At June 30, 2020, we had an accumulated deficit of $71.2 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2020 and 2019

	For The Three Months Ended		Change
	June 30,	June 30,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$1,219	$6,392	$(5,173)	(81%)
General and administrative	684	716	(32)	(4%)
Loss from operations	(1,903)	(7,108)	5,205	(73%)

Interest income	(15)	(126)	(111)	(88%)
Net Loss	$(1,888)	$(6,982)	$5,094	(73%)

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

For the three months ended June 30, 2020 and 2019, research and development expenses were $1.2 million and $6.4 million, respectively. The decrease of $5.2 million is primarily due to decreases of $4.4 million associated with the completion of our abdominoplasty study, $0.7 million associated with the completion of our safety study, $0.2 million in personnel costs, $0.1 million in stock compensation costs and $0.1 million in NDA related costs partially offset by an increase of $0.3 million for manufacturing activities.

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

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $0.7 million and $0.7 million, respectively. General and administrative expenses remained relatively flat current year quarter over prior year quarter.

Interest Income

Interest income was $15,000 and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments.

Comparison of the Six Months Ended June 30, 2020 and 2019

	For The Six Months Ended		Change
	June 30,	June 30,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$1,916	$16,633	$(14,717)	(88%)
General and administrative	1,261	1,835	(574)	(31%)
Loss from operations	(3,177)	(18,468)	15,291	(83%)

Interest income	(47)	(217)	(170)	(78%)
Net Loss	$(3,130)	$(18,251)	$15,121	(83%)

Research and Development Expenses

For the six months ended June 30, 2020 and 2019, research and development expenses were $1.9 million and $16.6 million, respectively. The decrease of $14.7 million is primarily due to decreases of $13.2 million associated with the completion of our abdominoplasty study, $1.1 million associated with the completion of our safety study, $0.3 million in personnel costs, $0.2 million in stock compensation costs, and $0.2 million in NDA related costs partially offset by an increase of $0.3 million for manufacturing activities.

General and Administrative Expenses

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $1.2 million and $1.8 million, respectively. General and administrative expenses decreased by $0.6 million primarily due to decreases of $0.7 million in non-cash stock compensation partially offset by an increase of $0.1 million in professional fees.

Interest Income

Interest income was $47,000 and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $71.2 million.

We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. We currently anticipate that our cash and cash equivalent balances at June 30, 2020 in addition to the SPMA with InvaGen which provides access to potential interim financing of up to $7.0 million up until the second stage closing and additional pledged financial support from Fortress, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements. However, changing circumstances, some of which may be beyond our control, could cause us to consume capital faster than we currently anticipate if certain milestone payments become due, and we may need to seek additional funds sooner than planned. If the amounts made available from InvaGen and Fortress are not sufficient, we would be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

	For The Six Months Ended
	June 30,
($ in thousands)	2020	2019
Total cash (used in)/provided by:
Operating activities	$(2,488)	$(19,549)
Investing activities	(1,000)	(5,000)
Financing activities	-	32,333
Net (decrease) increase in cash	$(3,488)	$7,784

Operating Activities

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2020, primarily comprised of our $3.1 million net loss partially offset by increases in operating assets and liabilities of $0.2 million and $0.4 million in share based compensation.

Net cash used in operating activities was $19.6 million for the six months ended June 30, 2019, primarily comprised of our $18.3 million net loss and decreases in operating assets and liabilities of $2.6 million partially offset by $1.3 million in share based compensation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $1.0 million and consisted of the milestone payment due to our licensor pursuant to our NDA submission.

Net cash used in investing activities for the six months ended June 30, 2019 was $5.0 million. We purchased $5.0 million in short-term investments consisting of six month certificates of deposit in May 2019.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $0 and $32.3 million, respectively. The source of the net cash provided in the 2019 period was related to our issuance of shares to InvaGen in connection with the SPMA.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Recent Sales of Unregistered Securities.

N/A.

Item 3.          Defaults Upon Senior Securities.

N/A.

Item 4.          Mine Safety Disclosures.

N/A.

Item 5.          Other Information.

N/A.

Item 6.          Financial Statements and Exhibits

Exhibit No.	Description
10.1	Facility Agreement, dated June 12, 2020, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc., and Fortress Biotech, Inc.
31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2020.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

 Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 14, 2020	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)