Form 10-Q
period 2020-09-30
AVENUE THERAPEUTICS, INC.
filed 2020-11-04
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of October 28, 2020
Common Stock, $0.0001 par value	16,747,803

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2020

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,325	$8,745
Prepaid expenses and other current assets	27	170
Total Assets	$4,352	$8,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,087	$1,101
Accounts payable and accrued expenses - related party	31	14
Licenses payable	-	1,000
Total current liabilities	1,118	2,115

Total Liabilities	1,118	2,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,747,803 and 16,682,190 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	75,507	74,915
Accumulated deficit	(72,275)	(68,117)
Total Stockholders' Equity	3,234	6,800
Total Liabilities and Stockholders' Equity	$4,352	$8,915

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$466	$1,706	$2,382	$18,339
General and administrative	571	617	1,832	2,452
Loss from operations	(1,037)	(2,323)	(4,214)	(20,791)

Interest income	(9)	(81)	(56)	(298)
Net Loss	$(1,028)	$(2,242)	$(4,158)	$(20,493)

Net loss per common share outstanding, basic and diluted	$(0.06)	$(0.14)	$(0.25)	$(1.32)

Weighted average number of common shares outstanding, basic and diluted	16,519,464	16,376,204	16,489,701	15,487,519

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	250,000	$-	16,702,803	$2	$75,346	$(71,247)	$4,101
Share based compensation	-	-	45,000	-	161	-	161
Net loss	-	-	-	-	-	(1,028)	(1,028)
Balance at September 30, 2020	250,000	$-	16,747,803	$2	$75,507	$(72,275)	$3,234

Nine months ended September 30, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	-	-	65,000	-	592	-	592
Cashless exercise of warrants	-	-	613	-	-	-	-
Net loss	-	-	-	-	-	(4,158)	(4,158)
Balance at September 30, 2020	250,000	$-	16,747,803	$2	$75,507	$(72,275)	$3,234

Three months ended September 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at June 30, 2019	250,000	$-	16,559,747	$2	$74,362	$(60,460)	$13,904
Share based compensation	-	-	75,000	-	299	-	299
Cashless exercise of warrants	-	-	26,608	-	-	-	-
Net loss	-	-	-	-	-	(2,242)	(2,242)
Balance at September 30, 2019	250,000	$-	16,661,355	$2	$74,661	$(62,702)	$11,961

Nine months ended September 30, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	75,000	-	1,585	-	1,585
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants	-	-	85,308	-	-	-	-
Net loss	-	-	-	-	-	(20,493)	(20,493)
Balance at September 30, 2019	250,000	$-	16,661,355	$2	$74,661	$(62,702)	$11,961

The accompanying notes are an integral part of these condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(4,158)	$(20,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	592	1,585
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	143	76
Accounts payable and accrued expenses	(14)	(1,960)
Accounts payable and accrued expenses - related party	17	(471)
Net cash used in operating activities	(3,420)	(21,263)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposit)	-	(5,000)
Milestone payment for research and development licenses	(1,000)	-
Net cash used in investing activities	(1,000)	(5,000)

Cash flows from financing activities:
Issuance of common shares	-	35,000
Offering costs	-	(2,667)
Net cash provided by financing activities	-	32,333

Net change in cash	(4,420)	6,070
Cash and cash equivalents, beginning of period	8,745	2,671
Cash and cash equivalents, end of period	$4,325	$8,741

Non-cash financing activities:
Prior period financing costs	$-	$833

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

At the second stage closing, InvaGen will acquire the remaining shares of Avenue’s common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate (the “Merger Transaction”). The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to the U.S. Food and Drug Administration (“FDA”) approval, labeling, scheduling and the absence of any Risk Evaluation and Mitigation Strategy or similar restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In October 2020, InvaGen communicated to the Company that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA. The Company disagrees with InvaGen’s assertion that a Material Adverse Effect has occurred and the Company has advised InvaGen of this position.

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of September 30, 2020.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $72.3 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“CRL") from the FDA regarding the Company’s New Drug Application for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. The Company's ability to potentially commercialize IV Tramadol, and the timing of potential commercialization, is dependent on the FDA's review of the Company's response to the CRL and its NDA for IV Tramadol, and other items such as timely and successful completion of the terminal sterilization validation, ultimate FDA approval, and potentially additional capital.

The Company's current business plan assumes a meeting with the FDA in an attempt to resolve the deficiencies and issues raised in the CRL. The Company may require additional capital to fund operating needs to address the deficiencies and issues based on the outcome of the meeting with the FDA. The Company cannot assure you that the FDA will ever approve IV Tramadol, that the Company can ever resolve the intended patient population issue, or that the Company along with its third-party manufacturer, will be able to complete terminal sterilization validation successfully and in a timely manner.

As of September 30, 2020, the Company had cash and cash equivalents of $4.3 million. The Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses through the end of the first quarter of 2021. However, in the event that IV Tramadol is approved but there is a delay in the second stage closing due to the alleged Material Adverse Effect or if after April 30, 2021 InvaGen chooses not to consummate the second stage closing, the Company would need to secure additional funds through equity or debt offerings, or other potential sources. In the event that the FDA requires additional testing related to the intended patient population or the terminal sterilization validation, the Company would need to secure additional funds through equity or debt offerings, or other potential sources. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of these unaudited interim condensed financial statements. The unaudited interim financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

In addition to the foregoing, based on current assessments, the Company does not expect any material impact on its development timeline and its liquidity due to the worldwide spread of the COVID-19 virus (except as may be implicated by the alleged Material Adverse Effect claimed by InvaGen). However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. The Company will also continue to assess the alleged Material Adverse Effect claimed by InvaGen.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented:

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

	For the Three and Nine Months Ended
	September 30,	September 30,
	2020	2019
Unvested restricted stock units/awards	1,139,910	1,115,162
Preferred shares	250,000	250,000
Total potential dilutive effect	1,389,910	1,365,162

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

Note 3— Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Accounts payable	$399	$354
Accrued employee compensation	159	477
Accrued contracted services and other	529	270
Accounts payable and accrued expenses	$1,087	$1,101

Note 4 — Related Party Transactions

On June 12, 2020, the Company, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 the Company may borrow up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions set forth herein. Fortress’ commitment amount is $0.8 million, and InvaGen’s is $1.2 million, and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter). Repayment of the loan is due upon the earliest of i) the second stage closing ii) April 29, 2021 and iii) the date that is 30 days following the termination of the SPMA.  As of September 30, 2020, there have been no amounts drawn on the Facility Agreement.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the nine months ended September 30, 2020:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,045,162	$5.10
Granted	176,413	$10.99
Vested	(81,665)	$5.78
Unvested balance at September 30, 2020	1,139,910	$5.96

For the three months ended September 30, 2020 and 2019, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2020 and 2019, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.6 million and $1.6 million, respectively.

At September 30, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. This amount does not include, as of September 30, 2020, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	16,454	$0.6079	$148
Exercised	(613)	$0.0001	-
Outstanding, September 30, 2020	15,841	$0.6315	$162

Note 6 – Subsequent Events

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s New Drug Application for IV Tramadol. The Company has requested a meeting with the FDA to resolve the issues described in the CRL and the meeting has been scheduled for the fourth quarter of 2020.

Item 2.          Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals Inc. (InvaGen) and Madison Pharmaceuticals Inc. (Merger Sub), pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned, among other things, upon FDA approval of IV Tramadol, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy restrictions in effect with respect to IV Tramadol, as well as the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Our net loss for the three and nine months ended September 30, 2020 was approximately $1.0 million and $4.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $72.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek potential regulatory approval and potential commercialization for IV Tramadol in the U.S.

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

Recent Events

On October 12, 2020, we announced that we had received a Complete Response Letter (CRL) from the FDA regarding our NDA. We have requested a meeting with the FDA to resolve the issues described in the CRL and the meeting has been scheduled for the fourth quarter of 2020.

In October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA. We disagree with InvaGen’s assertion that a Material Adverse Effect has occurred and we have advised InvaGen of our position.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. Through the filing date of this Form 10-Q, we have not experienced a significant impact on our business (except as may be implicated by the alleged Material Adverse Effect claimed by InvaGen) resulting from government restrictions on the movement of people, goods, and services. Management believes any disruption, when and if experienced other than the alleged Material Adverse Effect claimed by InvaGen, would be temporary, however, there is uncertainty around when any disruption might occur, the duration and the potential impact.

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

Results of Operations

General

At September 30, 2020, we had an accumulated deficit of $72.3 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2020 and 2019

	For The Three Months Ended		Change
	September 30,	September 30,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$466	$1,706	$(1,240)	(73%)
General and administrative	571	617	(46)	(7%)
Loss from operations	(1,037)	(2,323)	1,286	(55%)

Interest income	(9)	(81)	(72)	(89%)
Net Loss	$(1,028)	$(2,242)	$1,214	(54%)

Research and Development Expenses

Research and development expenses primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with pre-commercialization validation manufacturing, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended September 30, 2020 and 2019, research and development expenses were $0.5 million and $1.7 million, respectively. The decrease of $1.2 million is primarily due to decreases of $0.3 million associated with the completion of our abdominoplasty study and safety study, $0.7 million in NDA related preparation costs, $0.1 million in personnel costs and $0.1 million in non-cash stock compensation costs.

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and potential commercialization of our product candidate.

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $0.6 million and $0.6 million, respectively. Personnel expenses decreased by $0.1 million partially offset by an increase of $0.1 million in professional fees.

Interest Income

Interest income was $9,000 and $81,000 for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	For The Nine Months Ended		Change
	September 30,	September 30,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$2,382	$18,339	$(15,957)	(87%)
General and administrative	1,832	2,452	(620)	(25%)
Loss from operations	(4,214)	(20,791)	16,577	(80%)

Interest income	(56)	(298)	(242)	(81%)
Net Loss	$(4,158)	$(20,493)	$16,335	(80%)

Research and Development Expenses

For the nine months ended September 30, 2020 and 2019, research and development expenses were $2.4 million and $18.3 million, respectively. The decrease of $15.9 million is primarily due to decreases of $13.3 million associated with the completion of our abdominoplasty study, $1.3 million associated with the completion of our safety study, $0.4 million in personnel costs, $0.3 million in stock compensation costs, and $0.6 million in NDA related costs.

General and Administrative Expenses

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $1.8 million and $2.4 million, respectively. General and administrative expenses decreased by $0.6 million primarily due to a decrease of $0.7 million in non-cash stock compensation partially offset by an increase of $0.1 million in professional fees.

Interest Income

Interest income was $56,000 and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had an accumulated deficit of $72.3 million. We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate. Our current business plan assumes a meeting with the FDA to resolve the deficiencies and issues raised in the CRL. We may require additional capital to fund operating needs to address the deficiencies and issues based on the outcome of the meeting with the FDA. We cannot assure you that the FDA will ever approve IV Tramadol, that we can ever resolve the intended patient population issue, or that we along with our third-party manufacturer, will be able to complete terminal sterilization validation successfully and in a timely manner.

In the event that IV Tramadol is approved but there is a delay in the second stage closing, we would need to secure additional funds through equity or debt offerings, or other potential sources. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

In addition to the foregoing, based on current assessments, we do not expect any material impact on our development timeline and our liquidity due to the worldwide spread of the COVID-19 virus (except as may be implicated by the alleged Material Adverse Effect claimed by InvaGen). However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. We will also continue to assess the alleged Material Adverse Effect claimed by InvaGen.

Recently Adopted and Issued Accounting Pronouncements

See Footnote 2.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

	For The Nine Months Ended
	September 30,
($ in thousands)	2020	2019
Total cash (used in)/provided by:
Operating activities	$(3,420)	$(21,263)
Investing activities	(1,000)	(5,000)
Financing activities	-	32,333
Net (decrease) increase in cash	$(4,420)	$6,070

 Operating Activities

Net cash used in operating activities was $3.4 million for the nine months ended September 30, 2020, primarily comprised of our $4.2 million net loss partially offset by increases in operating assets and liabilities of $0.2 million and $0.6 million in share based compensation.

Net cash used in operating activities was $21.3 million for the nine months ended September 30, 2019, primarily comprised of our $20.5 million net loss and decreases in operating assets and liabilities of $2.4 million partially offset by $1.6 million in share based compensation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $1.0 million and consisted of the milestone payment due to our licensor pursuant to our NDA submission.

Net cash used in investing activities for the nine months ended September 30, 2019 was $5.0 million. We purchased $5.0 million in short-term investments consisting of six month certificates of deposit in May 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $0 and $32.3 million, respectively. The source of the net cash provided in the 2019 period was related to our issuance of shares to InvaGen in connection with the SPMA.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.          Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-Q, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Potential Merger with InvaGen Pharmaceuticals

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On November 12, 2018, the Company entered into the SPMA with InvaGen, and Merger Sub, pursuant to which, among other things and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned subsidiary of InvaGen.

Consummation of the Merger Transaction is conditioned upon FDA approval of the application for IV Tramadol, its labeling and usage and the absence of any REMS restrictions in effect with respect to IV Tramadol.  Additionally, the SPMA contains customary representations, warranties, covenants and termination rights as well as certain customary conditions, including, among others, the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline. In addition, our share price may be adversely affected as a result of the fact that we have incurred and may continue to incur significant expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the Merger Transaction does not occur, or if the SPMA is terminated, our business could be materially and adversely affected. In addition, InvaGen has communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA. We disagree with InvaGen’s assertion that a Material Adverse Effect has occurred and we have advised InvaGen of our position.

The fact that there is a merger pending could have an adverse effect on our business and results of operations.

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize IV Tramadol in a timely manner;

•	continuing to incur significant expenses related to the merger;

•	the SPMA restricting us from engaging in certain activities that could be advantageous to our business but that are not permitted without InvaGen’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

These risks and restrictions could exist for an extended period of time, including if the consummation of the merger is delayed longer than expected, which may delay or prevent us from undertaking business opportunities that, absent the SPMA, we might have pursued, or from effectively responding to competitive pressures or industry developments. For these and other reasons, the pendency of the merger could adversely affect our business and financial results.

If the merger occurs, our shareholders will not be able to participate in any post-merger upside to our business other than through the CVRs; if the required commercialization milestone under the CVRs is not achieved, shareholders may not realize any value from the CVRs.

If the merger occurs, upon closing of the Merger Transaction our shareholders will receive a cash payment and a CVR to receive additional consideration in cash if certain milestones related to the commercialization of IV Tramadol are achieved, but will not receive any shares of InvaGen. Even if our business following the merger performs well, our current shareholders will not receive any additional consideration or be able to share in the increased value of our business by virtue of being equity owners.

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

IV Tramadol and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, DEA and other regulatory agencies in the United States. Failure to obtain marketing approval for IV Tramadol or any future product candidates will prevent us from commercializing our product candidates. We have not received approval to market IV Tramadol from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations as well as consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidate IV Tramadol or any future product candidates may not be effective, may be only moderately effective, may not be safe for use in its intended population, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

On October 12, 2020, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding the our New Drug Application for IV Tramadol (“NDA”). The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. As described above, our ability to potentially commercialize IV Tramadol, and the timing of potential commercialization, is dependent on the FDA's review of our response to the CRL and our NDA, and other items such as timely and successful completion of the terminal sterilization validation, ultimate FDA approval, and potentially the procurement of additional capital.

We have scheduled a Type A Meeting with the FDA in the fourth quarter of 2020 to discuss the issues raised in the CRL. We disagree with the FDA’s conclusions regarding the safety of IV tramadol for the intended patient population and intend to discuss the same at such meeting; we will also address the FDA’s questions regarding terminal sterilization validation. However, it is possible that we will not be able to convince the FDA of our positions or fully satisfy their concerns. Furthermore, if the FDA requires that we conduct further developmental or regulatory activities that we deem unreasonable or not commercially feasible, the likelihood of our ability to obtain regulatory approval for IV Tramadol may be diminished, and the Merger Transaction may not occur.

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

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2020, we had cash and cash equivalents of $4.3 million. We believe that our cash and cash equivalents should be sufficient to fund our operating expenses through the end of the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the receipt of the CRL and the uncertainty regarding the potential approval timeline for IV Tramadol and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including amending existing lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

If the commercial manufacturers upon whom we rely to manufacture IV Tramadol, and any other product candidates we may in-license, fail to deliver sufficient commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our potential future clinical trials may experience delays in patient enrolment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our potential future clinical programs and timelines. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidate, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs and allowing drug prices in the U.S. to be equivalent to prices charged for same products in an Organization for Economic Cooperation and Development country with comparable per-capita GDP. As these are regulatory actions, a new administration could undo or modify these efforts.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our product candidate, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

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

We may not be able to initiate or continue clinical trials for our product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:

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

IV Tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia. In addition to approved products, there are a number of product candidates in development for the management of acute pain. The late-stage pain development pipeline is replete with reformulations and fixed-dose combination products of already available therapies. Among specific drug classes, opioid analgesics and NSAIDs represent the greatest number of agents in development. Most investigational opioids that have reached the later stages of clinical development are new formulations of already marketed opioids. Likewise, investigational NSAIDs — mostly lower dose injectable reformulations of already approved compounds — are another significant area of late-stage drug development in the postoperative pain space.

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

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the safety and use of IV Tramadol in its intended patient population;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the safety of such product candidate seen in a broader patient group (i.e., real world use);

•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	the availability of adequate reimbursement and pricing by third party payors and government authorities;

•	the relative convenience and ease of administration of the product candidate for clinical practices;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts;

•	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

•	potential advantages over, and availability of, alternative treatments.

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

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195, 9,566,253 9,962,343, 10,406,122, 9,693,949, 9,968,551, 9,980,900, 10,022,321,10,537,521, and 10,624,842) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing on our patent.

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

These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant operating losses for the foreseeable future. We also do not anticipate that we will achieve profitability for a period of time after generating material revenues, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. In addition, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. The described in our risk factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

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

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress will receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, will receive an annual dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. At our Annual Meeting of the Stockholder’s held on June 13, 2018, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, amending the Class A Preferred dividend payment date from February 17 to January 1 of each year. This dividend was waived in connection with the Waiver Agreement signed on November 12, 2018 between Avenue, Fortress and InvaGen. These potential future share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

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

The agreements we entered into with Fortress in connection with the separation include the Management Services Agreement, or the MSA, and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business. Effective November 12, 2018, the MSA fee and certain royalties pursuant to the Founders Agreement were waived with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and due to the significant stock price drop we experienced following the announcement of the CRL. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 2.	Recent Sales of Unregistered Securities.

N/A.

Item 3.	Defaults Upon Senior Securities.

N/A.

Item 4.	Mine Safety Disclosures.

N/A.

Item 5.	Other Information.

N/A.

Item 6.	Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2020.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2020.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2020.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2020.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 4, 2020	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)