Form 10-K
period 2020-12-31
AVENUE THERAPEUTICS, INC.
filed 2021-03-31
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $72,342,650 based upon the closing sale price of our common stock of $10.77 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 17, 2021
Common Stock, $0.0001 par value	16,748,068

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

SUMMARY RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Pertaining to Our Potential Merger with InvaGen Pharmaceuticals, Inc. (“InvaGen”)

•	We are set to merge with InvaGen; however, InvaGen has raised several issues with the merger that may prevent it from happening. If successful, InvaGen could delay or completely prevent the merger from closing, which would have a significant adverse impact on our stockholder value.
•	The fact that there is a merger pending could have an adverse effect on our business and results of operations.
•	If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

•	Fortress controls a voting majority of our common stock.
•	Fortress has the right to receive a significant grant of shares of our common stock annually if the pending merger with InvaGen does not occur, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Risks Pertaining to Our Business and Influence

•	We currently have no drug products for sale, and only one drug product candidate, Intravenous (“IV”) Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will receive regulatory approval, or IV Tramadol will be successfully commercialized.
•	If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or any future product candidates, we may need to abandon or limit our development of some of our product candidates.
•	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

•	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
•	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
•	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Risks Pertaining to Reliance on Third Parties

•	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
•	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval

•	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial regulatory scrutiny.
•	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.
•	If the DEA decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

Risks Pertaining to the Commercialization of Product Candidates

•	Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.
•	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
•	We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
•	If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

•	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

PART I

Item 1.          Business

OVERVIEW

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted IV Tramadol NDA. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

 On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals, Inc. (InvaGen), and Madison Pharmaceuticals Inc. (Merger Sub), pursuant to which we agreed to the sale of the Company in a two-stage transaction, the details of which are summarized below. Recently, InvaGen has communicated to us that it believes two Material Adverse Effects (as defined in the SPMA) have occurred, which raise substantial doubt as to whether or not the merger will be consummated.

In October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of our NDA in February 2021 (details of which are below), InvaGen communicated to us that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA. While we disagree with InvaGen’s assertions, it is possible InvaGen could attempt to avoid its obligation to consummate the merger, terminate the SPMA, and/or pursue monetary claims against us.

Over the past several months, we have communicated with InvaGen relating to its assertions that Material Adverse Effects have occurred. Nevertheless, InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. As a result, the possible timing and likelihood of the completion of the merger are uncertain, and, accordingly, there can be no assurance that such transaction will be completed on the expected terms, anticipated schedule, or at all.

Background

On June 26, 2017, we completed an initial public offering (IPO) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We used the proceeds from our IPO to initiate our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy, which had its first patient dosed in September 2017. In May 2018, we announced the study met its primary endpoint and all key secondary endpoints.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA). In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received a CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol.

On November 12, 2018, we entered into the SPMA with InvaGen pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol by April 30, 2021, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy restrictions in effect with respect to IV Tramadol, as well as the filing and expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which filing both parties completed on March 12, 2021.

The aggregate consideration to be paid by InvaGen under the SPMA is $215 million in cash (a portion of which was already paid in connection with the Stock Purchase Transaction as described below), subject to certain potential reductions, which InvaGen intends to have sufficient immediately available funds to pay. In addition, we are subject to certain lock-up restrictions and agreed not to (subject to customary exceptions), during the period commencing at the signing of the SPMA until the Merger Transaction, issue, buy, sell, or otherwise subject to a security interest, pledge, hypothecation, mortgage or lien, any securities of the Company.

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

As described above, in October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us. We disagree with InvaGen’s assertion that a Material Adverse Effect has occurred and we have advised InvaGen of our position. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label for IV Tramadol under certain circumstances would constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA. We have notified InvaGen that we disagree with InvaGen’s assertions.  Nevertheless, InvaGen may seek to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us.

Over the past several months, we communicated with InvaGen relating to its assertions that Material Adverse Effects have occurred. Nevertheless, InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. This indicates that InvaGen may attempt to avoid its obligations under the SPMA to consummate the merger, terminate the SPMA, and/or pursue monetary claims against Avenue. As a result, the possible timing and likelihood of the completion of the merger are uncertain, and, accordingly, there can be no assurance that such transaction will be completed on the expected terms, anticipated schedule, or at all. During the pendency of any dispute regarding these matters, we may be, and so long as the SPMA remains in place we will be, prohibited from engaging in a change-of-control transaction, selling our rights to IV Tramadol, or effecting an equity or debt financing, in each case without the prior written consent of InvaGen.

In the event that we do not receive FDA approval for IV Tramadol by April 30, 2021, InvaGen will have the right to terminate the SPMA and will have no further obligations to consummate the second stage closing under the SPMA. In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to financings and strategic alternatives could exist through October 31, 2021, the time at which we can terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. Certain actions relating to equity issuances and changes to capital stock are restricted without the prior written consent of InvaGen during this time.

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

OUR STRATEGY

Our primary objective is to establish IV Tramadol as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the management of postoperative pain. The key elements of our strategy include:

•

Obtain FDA approval of IV Tramadol for the management of postoperative acute pain.   We submitted our NDA to the FDA for IV Tramadol in December 2019. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received a CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the CRL. We resubmitted the NDA on February 12, 2021 that incorporated revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021.

•

Maintain, expand and protect our intellectual property portfolio.  We intend to expand and protect our intellectual property in the area of IV administration of tramadol in order to maintain a defensible and valuable intellectual property portfolio.

The U.S. Postoperative Pain Market

We are currently focused on developing our proprietary product candidate, IV Tramadol, for the management of postoperative acute pain. Even though the postoperative pain market is entrenched with low cost, generic pain relievers, we believe that there still remains a significant unmet medical need for safer and better-tolerated painkillers, which are also referred to as analgesics.

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

Traditional opioids offer safe and effective postoperative pain control and can be used in combination with other agents and techniques. However, the side effects of opioids, such as morphine, include sedation, dizziness, nausea, vomiting, constipation, physical dependence, tolerance, and respiratory depression. Physical dependence and addiction are clinical concerns that may prevent proper prescribing and, in turn, inadequate pain management. Less common side effects include delayed gastric emptying, hyperalgesia, immunologic and hormonal dysfunction, muscle rigidity, and myoclonus. Importantly, they are Schedule II opioids and carry a high abuse potential.

Therefore, there is still unmet medical need in the post-surgical setting. We believe that IV Tramadol, if approved, can fill this unmet need. If approved, we believe that IV Tramadol will be an effective alternative to traditional opioids but carry a lower potential for abuse because tramadol is a Schedule IV opioid in the U.S.

According to the Drug Enforcement Administration (DEA) definition, substances classified as Schedule II have “a high potential for abuse, with use potentially leading to severe psychological or physical dependence” and substances classified as Schedule IV are “drugs with lower potential for abuse than Schedule II and consist of preparations containing limited quantities of certain narcotics.”

The table below summarizes the available intravenous analgesic options in postoperative pain management currently available in the United States.

Available Classes	Pain Levels	Common Limitations & Contraindications
IV narcotics	Moderate to severe	Strong sedation
Respiratory depression
Constipation
Risk of dependence
IV NSAIDS	Mild to severe	Post-op bleeding risk
GI side effects
Renal impairment
IV acetaminophen	Mild to moderate	Hepatic impairment

Our Product Candidate

Tramadol, a synthetic dual-acting opioid, is a centrally acting analgesic with weak opioid agonist properties. It also works via the inhibition of serotonin and noradrenaline re-uptake and blocking nociceptive impulses at the spinal level. These opioid and non-opioid modes of action are synergistic, essentially providing “multimodal therapy” with the use of a single drug. Tramadol is also commonly combined with APAP or NSAIDS in clinical practice. Tramadol has a well-established efficacy and safety profile and has been used throughout the world for more than 30 years. In the United States, tramadol is approved and marketed as an oral agent indicated in adults for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Tramadol was first approved in the United States in 1995, under the trade name Ultram® immediate release tablet (Ortho-McNeil-Janssen). Ultracet®, a combination product containing tramadol and acetaminophen, is also marketed in the United States (Ortho-McNeil-Janssen). According to Symphony Health Solutions, approximately 30 million scripts for tramadol and tramadol-containing drugs were filled in retail pharmacies in the United States in 2020.

Tramadol has low potential for abuse and addiction and is currently classified by the DEA as a Schedule IV controlled substance. For comparison, other opioids which have a high potential for abuse, including meperidine, morphine, hydromorphone and oxycodone, are all classified as Schedule II controlled substances.

The clinical trials from our development program are summarized below:

•	Lu, L., et al. Comparing the Pharmacokinetics of 2 Novel Intravenous Tramadol Dosing Regimens to Oral Tramadol: A Randomized 3-Arm Crossover Study. Clinical Pharmacology in Drug Development. October 2019.
•	Minkowitz, H., et al. Intravenous Tramadol is Effective in the Management of Postoperative Pain Following Abdominoplasty: A Three-Arm Randomized Placebo- and Active-Controlled Trial. Drugs in R&D. May 2020.
•	Minkowitz, H., et al. IV Tramadol – A New Treatment Option for Management of Post-Operative Pain in the U.S.: An Open-Label, Single-Arm, Safety Trial Including Various Types of Surgery. Journal of Pain Research. May 2020.
•	Singla, N., et al. Efficacy and Safety of Intravenously Administered Tramadol in Patients with Moderate to Severe Pain Following Bunionectomy: A Randomized, Double-Blind, Placebo-Controlled, Dose-Finding Study. Pain and Therapy. July 2020.

Advantages of IV Tramadol

Parenteral tramadol is approved and used for the management of postoperative acute pain throughout much of the world. Parenteral formulations include IV, intramuscular, or IM, and subcutaneous, or SC, formulations. Based on our review of IMS Health data from 2014 to 2016, we believe that parenteral tramadol accounts for approximately 10% of the total IV analgesics used in Europe. During the 10-year period from 2010 to 2019, approximately 370 million doses of parenteral tramadol was used in Europe, according to data from IQVIA (a 3rd party data provider). There is no parenteral formulation currently approved in the United States.

We believe that the introduction of an IV formulation of tramadol in the United States will address many of the shortcomings of opioids, APAP and NSAIDs currently used in the postoperative setting.

We administered IV Tramadol over approximately 15 minutes in our Phase 3 trials. We believe that our method of administration of IV Tramadol may provide significant benefits such as reduced side effects, compared to previously approved methods of administration of IV Tramadol in Europe, which is typically accomplished via a slow push over 2 to 3 minutes. In addition, our IV Tramadol dosing regimen produces a similar Cmax (maximal blood level) and AUC (overall systemic exposure) to those of oral tramadol at steady state, which we believe ensures an easy transition from IV to oral therapy in the post-surgical setting.

Based on the trials done in Europe and on the data generated with oral tramadol, we believe that IV Tramadol, if approved, will be an attractive option for physicians who treat postoperative pain in the U.S., due to the following attributes:

•	As an established analgesic, tramadol has documented efficacy and safety and physicians are already familiar with the drug.
•	As a Schedule IV controlled substance, tramadol has less potential for addiction and abuse than other narcotics widely prescribed in the post-surgical setting. In the current environment where the opioid epidemic is a recognized problem in the United States and there are increasing restrictions on Schedule II opioids, a Schedule IV opioid such as tramadol may become a more attractive option.

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

Clinical Development History

Revogenex, the previous Sponsor and Licensor, completed multiple nonclinical PK and toxicology studies in dogs, a Phase 1 dose proportionality study and a thorough QT/QTc (TQT) study of IV Tramadol in healthy volunteers, or the TQT Study. The dose proportionality study was designed to compare maximum exposure and cumulative exposures of IV Tramadol to that of oral tramadol, and to assess the dose proportionality of IV Tramadol in healthy adult volunteers. The TQT Study was done to evaluate whether IV Tramadol has the potential to affect the “corrected QT interval”, or QTc, in healthy volunteers. The QTc represents electrical depolarization and repolarization of the heart ventricles. A lengthened QTc is a marker for the potential of ventricular arrhythmias. The results of these studies are consistent with tramadol’s known toxicology profile, pharmacokinetics and pharmacology.

PK Study for IV Tramadol

In general, Phase 2 clinical trials include initial proof-of-concept efficacy studies, dose-finding studies, and initial safety assessments in the target (i.e., to-be-treated) population. We did not conduct Phase 2 clinical trials for IV Tramadol because tramadol is a known analgesic, and oral tramadol is labeled “for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate” in the United States. Instead, we completed pharmacokinetic (PK) simulations and conducted a pharmacokinetic and safety study in healthy volunteers, in order to select a Phase 3 dose and dosing regimen designed to achieve exposure to tramadol similar to that provided by oral tramadol. In 2016, we completed a PK study for IV Tramadol in healthy volunteers. A PK study generally involves dosing an experimental medicine in healthy volunteers and taking a series of blood measurements from the study participants to understand how the body handles the drug. A PK study provides information on important parameters such as systemic exposure, maximal and minimal levels of drug concentration in the blood and their time courses. The PK study we conducted was used to select a dose and dosing regimen of IV Tramadol that achieves similar exposure to that provided by oral tramadol at steady state.

The PK study was designed as a three-way cross over study in 18 healthy volunteers. Each subject in the study served as his/her own control and received oral tramadol as well as two different doses of IV Tramadol. Based on the results of the PK study, we decided to use a 50 mg dose in our pivotal Phase 3 program.

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

In December 2019, we submitted a 505(b)(2) NDA, for IV Tramadol pursuant to Section 505(b)(2) of the FDCA. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received a CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the CRL. On February 12, 2021, we resubmitted the NDA to the FDA with revised labeling relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021.

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

The License Agreement will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the License Agreement may also be terminated early by: (i) Revogenex if the FDA does not issue an approval or otherwise issues a “not approvable” notice for the NDA within 27 months after the NDA has been filed with the FDA (December 2019), although this termination right will be tolled if we are using commercial reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice (October 2020), we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV Tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV Tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV Tramadol of at least $20 million in any given calendar year, with certain exceptions.

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

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as HTX-011 (Heron Therapeutics, Inc.), NTM-001 (Neumentum, Inc.) and CA-008 (Concentric Analgesics, Inc.).

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

IV Tramadol

Pursuant to the License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ’622 patent”), U.S. Patent No. 9,561,195 (“the ’195 patent”), U.S. Patent 9,566,253 (“the ’253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ’900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), U.S. Patent No. 10,624,842 (“the ’842 patent”), U.S. Patent No. 10,751,279 (the ‘279 patent), U.S. Patent No. 10,729,644 (the ‘644 patent), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

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

The License Agreement further grants us exclusive commercialization rights to new patents/patent applications pending with the USPTO directed to the intravenous administration of tramadol co-administered with other analgesics. Currently, these patent applications include U.S. Application Serial No. 16/269,213 (“the ’213 application”), a continuation of the ’556 application and filed February 6, 2019; U.S. Application Serial No. 16/269,124 (“the ’124 application”; now U.S. Patent No. 10,729,644), a continuation of the ’522 application and filed on February 6, 2019; U.S. Application Serial No. 16/375,363 (“the ’363 application”), a continuation of the ’213 application and filed on April 4, 2019 (now U.S. Patent No. 10,751,279); and U.S. Application Serial No. 16/376,382 (“the ’382 application”), a continuation of the ’213 application and filed on April 5, 2019. The ’213 application is directed to intravenously administering a first dose of 60 mg of tramadol, later administering doses every 6 hours (except for the second dose, which is a loading dose administered in a shorter time period), and also administering another analgesic. The ’124 application is similar, but it claims a dosage of 50 mg. The ’363 application is also similar to the ’213 application, in that it claims 60 mg, but it varies in that it specifies acetaminophen as the other analgesic. The ’382 application is similar to the ’124 application, in that it claims 50 mg, but it varies in that it specifies ketorolac as the other analgesic.

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

Supply and Manufacturing

The chemical name for tramadol hydrochloride is cis-2-[(dimethyl amino) methyl]-1-(3-methyoxyphenyl) cyclohexanol hydrochloride. Unless otherwise specified, the term tramadol refers to the racemic mixture of the (±) cis isomers. IV Tramadol (Tramadol Hydrochloride Injection) is a sterile solution formulation of tramadol HCl 50 mg/1 mL, for IV administration. Each unit of IV Tramadol consists of glass ampoules of 50 mg of tramadol HCl and sodium acetate as buffering agent in 1 mL of water for injection. The final drug product is stable at room temperature.

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

Our product candidate must be approved by the FDA through one of FDA’s available drug approval processes before they may be legally marketed in the United States – (1) a new drug application (NDA) submitted under section 505(b)(1) of the FDCA; (2) an abbreviated new drug application (ANDA) under section 505(j); or (3) a new drug application submitted under section 505(b)(2) of the FDCA (505(b)(2) application). We have already submitted our first 505(b)(2) application and intend to utilize the 505(b)(2) regulatory approval pathway for any additional product candidates. Development and approval of drugs generally involves the following:

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2021, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is $2,875,842. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,437,921 for FY 2021. PDUFA also imposes an annual Prescription Drug Program Fee ($336,432 per approved product for FY 2021) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

The FDA performs an administrative review of an NDA before accepting it for filing and may request additional information rather than accepting the applications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth scientific and technical review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the filing date for an NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including any changes, repeal, or judicial invalidation of some or all of the provisions of the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2020, we had 4 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Risks Pertaining to Our Potential Merger with InvaGen Pharmaceuticals

 The fact that there is a merger pending could have an adverse effect on our business and results of operations.

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize IV Tramadol in a timely manner if the Merger Transaction does not occur;

•	continuing to incur significant legal expenses related to the merger;

•	the SPMA restricting us from engaging in certain activities that could be advantageous to our business but that are not permitted without InvaGen’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

In the event that we do not receive FDA approval for IV Tramadol by April 30, 2021, and in the event that InvaGen does not exercise its right to terminate the SPMA, these risks and restrictions could exist through October 31, 2021, the time at which we can terminate the SPMA. If the SPMA is terminated, we will need to seek alternative financing arrangements in order to successfully commercialize IV Tramadol.

If we do not receive FDA approval for IV Tramadol by April 30, 2021, InvaGen will have the right to terminate the SPMA and will have no further obligations to consummate the second stage closing under the SPMA. Regardless of whether it terminates the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. The following are some of the actions that shall not be taken without the prior written consent of InvaGen:

•	increase in authorized shares of our stock;

•	any agreement or transaction that would adversely treat the holders of our common shares as compared to the holders of our Class A Preferred Shares;
•

issuance of any shares of our capital stock or any securities convertible into, or other rights to acquire, shares of our capital stock (including options, warrants or bonds), except for issuances to our officers for services performed;

•	any transfer or license of any asset for less than fair market value, as determined by a recognized independent valuation firm agreed upon by us and Invagen; or
•	entry into any transaction or agreement with any affiliate of ours (including Fortress or its Affiliates).

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

Consummation of the Merger Transaction is conditioned upon FDA approval of the application for IV Tramadol by April 30, 2021, including, without limitation, conditions relating to IV Tramadol’s labelling and intended use, and to the absence of any REMS restrictions required by the FDA with respect to IV Tramadol.  Additionally, the SPMA contains customary representations, warranties, covenants and termination rights, as well as certain customary conditions, including, among others, the expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended which filing both parties completed on March 12, 2021. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline. In addition, our share price may be adversely affected as a result of the fact that we may continue to incur significant legal expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the Merger Transaction does not occur, or if the SPMA is terminated, our business could be materially and adversely affected. In October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us. We disagree with InvaGen’s assertion that a Material Adverse Effect has occurred, and we have advised InvaGen of our position. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label under certain circumstances would constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA We notified InvaGen that we disagree with InvaGen’s assertions.  Nevertheless, InvaGen may seek to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us. During the pendency of any dispute regarding these matters, we may be, and so long as the SPMA remains in place we will be, prohibited from engaging in a change-of-control transaction, selling our rights to IV Tramadol, or effecting an equity or debt financing, in each case without the prior written consent of InvaGen. In the event that the Merger Transaction does not occur, we will need to obtain additional financing.

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

Risks Pertaining to the Influence of Fortress

 Fortress controls a voting majority of our common stock.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress will be entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock, or the Class A Preferred Stock Ratio. Thus, Fortress will at all times have voting control of us. Further, for a period of ten years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of our directors. If the pending Merger Transaction does not occur, this concentration of voting power may delay, prevent or deter a change in control, even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock.

Fortress has the right to receive a significant grant of shares of our common stock annually, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress will receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, will receive an annual dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. At our Annual Meeting of the Stockholder’s held on June 13, 2018, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, amending the Class A Preferred dividend payment date from February 17 to January 1 of each year. This dividend was waived in connection with the Waiver Agreement signed on November 12, 2018 between Avenue, Fortress and InvaGen These potential future share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

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

Because of their current or former positions with Fortress, some of our executive officers and directors own shares of Fortress common stock and/or options to purchase shares of Fortress common stock. Their individual holdings of common stock and/or options to purchase common stock of Fortress may be significant compared to their total assets. Ownership by our directors and officers, after our separation, of common stock and/or options to purchase common stock of Fortress create or might appear to create conflicts of interest when these directors and officers are faced with decisions that could have different implications for Fortress than for us. For instance, and by way of example, if there were to be a dispute between Fortress and us regarding the calculation of the royalty fee due to Fortress under the terms of the Founders Agreement, then certain of our officers and directors may have and will appear to have a conflict of interest with regard to the outcome of such dispute.

Risks Pertaining to Our Business and Industry

We currently have no drug products for sale, and only one drug product candidate, IV Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that this product candidate will receive regulatory approval or be successfully commercialized.

Our business success depends on our ability to obtain regulatory approval to successfully commercialize, market and sell our only product candidate, IV Tramadol, and any significant delays in obtaining approval to commercialize, market and sell IV Tramadol will have a substantial adverse impact on our business and financial condition.

If the application for IV Tramadol is approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	establish and maintain agreements with our contract manufacturers, wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	obtain sufficient quantities of IV Tramadol from qualified third-party manufacturers that manufacture in accordance with CGMP requirements, as required to meet commercial demand at launch and thereafter;

•	hire, train, deploy and support our sales force;

•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;

•	obtain and maintain government and private payer reimbursement for our product; and

•	maintain patent protection and regulatory exclusivity for IV Tramadol.

We may not receive regulatory approval for IV Tramadol or future product candidates, or its or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

IV Tramadol and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to premarket approval and comprehensive regulation by the FDA, DEA and other regulatory agencies in the United States. Failure to obtain marketing approval for IV Tramadol or any future product candidates will prevent us from commercializing our product candidates. We have not received approval to market IV Tramadol from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations as well as consultants and vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidate IV Tramadol or any future product candidates must meet FDA’s standards for safety and efficacy, but may be determined not to be effective, to be only moderately effective, to not be safe for use in its intended population, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

On October 12, 2020, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our New Drug Application (“NDA”) for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. As described above, our ability to potentially commercialize IV Tramadol, and the timing of potential commercialization, is dependent on the FDA’s review of our response to the CRL and approval of our resubmitted NDA, potentially the procurement of additional capital.

We attended a Type A Meeting with the FDA in November 2020 to discuss the issues raised in the CRL. Our response to FDA’s CRL provided an explanation and scientific justification to address FDA’s conclusions regarding concerns of the safety of IV tramadol for the intended patient population, and these issues were further discussed during the meeting. We also addressed the FDA’s questions regarding terminal sterilization validation. However, it is possible that FDA will not accept our responses in our resubmitted NDA or will otherwise conclude that we have not fully satisfied their concerns. Furthermore, if the FDA requires that we conduct further developmental or regulatory activities that we deem unreasonable or not commercially feasible, the likelihood of our ability to obtain regulatory approval for IV Tramadol may be diminished, and the Merger Transaction may not occur.

If our product candidate or any future product candidate receives marketing approval, the approved label indication and accompanying label information may be required to contain information limiting the approved use of our drug, which could limit sales of the product. In addition, our third-party supplier may be subject to an inspection by the FDA that identifies deficiencies in its manufacturing facilities and concludes they are not operating in compliance with CGMP requirements, which in turn, may force us to identify, qualify and rely upon additional suppliers.

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

If our product candidate or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause undesirable side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidate or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidate or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of our product candidate. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

Risks Pertaining to Our Finances

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

We were incorporated on February 9, 2015, and have only been conducting operations with respect to IV Tramadol since February 17, 2015. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2020, we had cash and cash equivalents of $3.1 million and an accumulated deficit of $73.3 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including amending existing lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the clinical development of IV Tramadol and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and potential commercialization of IV Tramadol or other potential product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the potential for delays in our efforts to seek regulatory approval for our product candidate, and any costs associated with such delays;

•	the costs of establishing a commercial organization to sell, market and distribute our product candidates;

•	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

•	the cost and timing of securing sufficient supplies of our product candidate from our contract manufacturers in preparation for commercialization;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

•	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and

•	the success of the commercialization of one or more of our product candidates.

In order to carry out our business plan and implement our strategy, we may need to obtain additional financing and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidate or marketing territories.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any potential product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Pertaining to Reliance on Third Parties

If the Merger Transaction does not occur and if IV Tramadol is approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, to produce the product according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate, lose potential revenues or be unable to meet market demand.

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

In order to meet anticipated demand for IV Tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV Tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source and to mitigate any potential supply issues.

All of our contract manufacturers must comply with strictly enforced federal, state and, where applicable, foreign regulations, including CGMP requirements enforced by the FDA through its inspectional authority over facilities under the FDCA, as well requirements for controlled substance handling and security requirements enforced by DEA, and while we exercise oversight of our suppliers, we have limited direct control over their compliance with these regulations, as reflected in day-to-day operations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any quality or compliance issue, manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

We have relied on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV Tramadol and may do so any future product candidates. We may continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct preclinical studies and clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidate and will not be able to, or may be delayed in our efforts to, potentially successfully commercialize our product candidate.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for potential commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our potential product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third party manufacturers to manufacture our product candidate for preclinical and clinical testing, as well as for commercial manufacture, once our product candidate receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or potential commercialization efforts.

We may be unable to establish any agreements with such third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including, but not necessarily limited to:

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

The facilities used by our contract manufacturers to manufacture our product candidate is subject to registration requirements, and inspection by the FDA. A pre-approval inspection may be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers and manufacturers, we do not directly control the manufacturing operations and processes at these facilities, and therefore rely on, our contract manufacturers to ensure full compliance with CGMP regulations with respect to the day-to-day operations related to the manufacture of our product candidates. Third party manufacturers may, following an inspection, be subject to a Form FDA-483 or similar inspectional findings, or a Warning Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable regulations directly impacts our compliance and could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidate may adversely affect our future profit margins and our ability to potentially commercialize any products that receive marketing approval on a timely and competitive basis.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or potential commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of our strategy to mitigate development risk, we sought to develop a product candidate with a validated mechanism of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidate or future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidate or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

Risks Pertaining to Regulatory Approval

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

In addition, later discovery of previously unknown adverse events or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such product, operations, manufacturers or manufacturing processes;

•	restrictions or new requirements related to the promotion, labeling or marketing of a product;

•	restrictions on product distribution or use, including import and export restrictions;

•	requirements to conduct post-marketing studies or clinical trials;

•	Form FDA-483 findings, or warning letters;

•	recall of the product, or withdrawal of the product from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	fines, restitution or disgorgement of profits;

•	suspension or withdrawal of marketing or regulatory approvals;

•	suspension of any ongoing clinical trials;

•	refusal to permit the import or export of our product;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies, as well as policies of the DEA, who has jurisdiction over controlled substances and opioids, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or many other countries until we have completed a rigorous and extensive regulatory review processes, including obtaining the approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand name, we may be required to adopt an alternative brand name for our product candidate. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to potentially commercialize our product candidate.

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

Any regulatory approval is limited to the specific labeled indication(s) for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our product, our ability to effectively potentially market and sell our product may be reduced and our business may be adversely affected.

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

In July 2014, the DEA classified Tramadol as a Schedule IV controlled substance. In comparison, other opioids, which have a high potential for abuse, are classified as Schedule I and II controlled substances. If approved, IV Tramadol will be the only intravenous Schedule IV opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA could reschedule Tramadol to a more restrictive classification (Schedule I, II or III). Such a rescheduling, or other similar action by DEA, would severely impair IV Tramadol’s current competitive advantage over traditional opioids and may affect our ability to potentially market IV Tramadol as a safe alternative pain management product.

Risks Pertaining to the Commercialization of Product Candidate

Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.

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

Among the provisions of the ACA of importance to our potential product candidate are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biological products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability to drugs dispensed to Medicaid managed care organization enrollees;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under 340B Drug Pricing Program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas Federal District Court Judge Reed O’Connor issued a ruling declaring that the ACA in its entirety is unconstitutional. Upon appeal, the Fifth Circuit upheld the district court’s ruling that the individual mandate is unconstitutional. However, the Fifth Circuit remanded the case back to the district court to conduct a more thorough assessment of the constitutionality of the entire ACA despite the individual mandate being unconstitutional. The Supreme Court agreed to hear the case on appeal from the Fifth Circuit on March 2, 2020 and held oral arguments on November 10, 2020. While this lawsuit has no immediate legal effect on the ACA and its provisions, it is ongoing and the outcome may have a significant impact on our business.

The Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent loopholes, and efforts to cap increases in drug prices. On December 12, 2019, the House of Representatives passed broad legislation that would, among other provisions, require HHS to negotiate drug prices and impose price caps. Failure by a manufacturer to reach an agreement with HHS on the negotiated price could result in significant penalties for prescription drug manufacturers. The 117th Congress convened on January 3, 2021, and could reintroduce many of the bills targeting drug prices. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The Trump Administration took several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (HHS) finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program.

Under the Trump Administration, HHS finalized several proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. For example, the Trump Administration issued an interim final rule on November 27, 2020 implementing a “Most Favored Nation” payment model for Part B drugs that applies international reference pricing to determine reimbursement for certain drugs paid by Medicare Part B. The interim final rule was enjoined by federal courts prior to its implementation date of January 1, 2021, and the lawsuit is ongoing. In addition, HHS, in conjunction with the FDA, finalized four pharmaceutical importation pathways in September 2020: (1) regulations establishing importation of pharmaceuticals from Canada by wholesalers and pharmacists; (2) FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries; (3) a request for proposals from private sector entities to import prescription drugs for personal use under existing statutory authority; and (4) a request for proposals from private sector entities to reimport insulin under existing statutory authority. Further, on November 11, 2020, the Trump Administration issued a final rule that changes the permissible structure of drug rebates and discounts between drug manufacturers and third-party payors (including pharmacy benefit managers that negotiate drug prices on behalf of such third-party payors). This final rule, often referred to as the “Rebate Rule,” could have significant direct and indirect impacts on drug pricing in both government and commercial markets. With respect to price transparency, the Trump Administration promulgated regulations that require hospitals and third-party payors to disclose prices of items and services, which may impact negotiated rates in the commercial market.

On January 20, 2021, Joe Biden was inaugurated as the 46th president of the United States. As a presidential candidate, Mr. Biden indicated support for several policies aimed at lowering drug prices, including government price negotiation, drug importation, international reference pricing, and price increase controls. The incoming Biden Administration may continue, modify, or repeal many of the drug pricing policies proposed and finalized by the Trump Administration. While we cannot predict which policies the Biden Administration may support and enforce, the policies finalized in the months prior to the beginning of Mr. Biden’s term, if continued, could significantly change the landscape in which the pharmaceutical market operates and significantly impact our ability to effectively market and sell our products.

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

In addition, governments may impose price controls, which may adversely affect our future profitability. In January 2020, President Trump signed into law the U.S.-Mexico-Canada (USMCA) trade deal into law. As enacted, there are no commitments with respect to biological product intellectual property rights or data protection, which may create an unfavorable environment across these three countries

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the payment that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to potentially generate revenue, attain profitability, or commercialize our product.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or potentially commercialize IV Tramadol. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products.

If the government or third-party payors fail to provide adequate coverage and payment rates for IV Tramadol or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidate or future product candidates. Accordingly, IV Tramadol or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by implementation of recently promulgated regulations that permit importation of drugs from countries where they may be sold at lower prices than in the United States. Our future product might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If IV Tramadol does not achieve broad market acceptance, the potential revenues that we generate from its sales will be limited.

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, the ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and potentially sell IV Tramadol and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to potentially attract customers in the hospital marketplace will also depend on our ability to effectively potentially promote our product candidate to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidate. If our product candidate is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not potentially generate sufficient revenue from this product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidate may require significant resources and may never be successful.

If we are unable to establish sales, and marketing capabilities or to enter into agreements with third parties to market and sell our product candidate, we may not be successful in commercializing our product candidate if and when it is approved.

We currently do not have a marketing or sales organization for the marketing and sales of pharmaceutical products since we currently have no drug products for sale, and only one drug product candidate, IV Tramadol. In order to potentially commercialize any product candidate that receives marketing approval, we would need to build out marketing, sales, managerial and other non-technical capabilities or enter into agreements with third party contract organizations to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of IV Tramadol or another product candidate, we might have to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our potential efforts to successfully commercialize our future product, if any, using our own sales and marketing capabilities include, but are not necessarily limited to:

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

If we breach the agreement under which we license rights to IV Tramadol, we could lose the ability to continue to develop and potentially commercialize this product candidate.

In February 2015, Fortress obtained an exclusive license to IV Tramadol for the U.S. market from Revogenex Ireland Ltd., or Revogenex, pursuant to the License Agreement; Fortress subsequently transferred the License Agreement to us. Because we have in-licensed the rights to this product candidate from a third party, if there is any dispute between us and our licensor regarding our rights under the License Agreement, our ability to develop and potentially commercialize this product candidate may be adversely affected. Any uncured, material breach under the License Agreement could result in our loss of exclusive rights to our product candidate and may lead to a complete termination of our related product development efforts.

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

We have limited product liability insurance coverage for our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to potentially expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States with respect to IV Tramadol or any other product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidate. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

The active ingredients in IV Tramadol have been generic in the United States for a number of years. While we believe that the patent estate covering IV Tramadol (including but not limited to U.S. Patent Nos. 8,895,622; 9,561,195, 9,566,253 9,962,343, 10,406,122, 9,693,949, 9,968,551, 9,980,900, 10,022,321,10,537,521, 10,624,842, 10,751,277, 10,751,278, 10,751,279, 10,646,433, 10,729,644, 10,729,645, and 10,617,635) provides strong protection, our market opportunity would be limited if a generic manufacturer could obtain regulatory approval for another IV formulation of tramadol and commercialize it without infringing our patents.

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

Our ability to develop, manufacture, market and potentially sell IV Tramadol or any other product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that IV Tramadol may infringe. There could also be existing patents of which we are not aware that IV Tramadol may inadvertently infringe.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and potential commercialization of our product. It may be necessary for us to use the patented or proprietary technology of third parties to potentially commercialize our product, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are currently party to a license agreement for IV Tramadol. In the future, we may become party to licenses that are important for product development and potential commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

General Risks

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Any potential future clinical trials may experience delays in patient enrolment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our timelines. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, , our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and due to the significant stock price decline we experienced following the announcement of the CRL. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “ATXI”.

Holders

As of March 17, 2021, there were approximately 16.7 million shares of common stock outstanding. The number of record holders of our common stock as of March 17, 2021 was 56.

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

Recent Sales of Unregistered Securities.

Not applicable.

Description of Registrant’s Securities to be Registered.

Not applicable.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of the Results of Operations

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

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic (PK) study for IV Tramadol in healthy volunteers as well as an end of phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (SPMA) with InvaGen Pharmaceuticals, Inc. (InvaGen), and Madison Pharmaceuticals Inc. (Merger Sub), pursuant to which we agreed to the sale of the Company in a two-stage transaction, the details of which are summarized below. Recently, InvaGen has communicated to us that it believes two Material Adverse Effects (as defined in the SPMA) have occurred, which raise substantial doubt as to whether or not the merger will be consummated.

In October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of our NDA in February 2021 (details of which are below), InvaGen communicated to us that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA. While we disagree with InvaGen’s assertions, it is possible InvaGen could attempt to avoid its obligation to consummate the merger, terminate the SPMA, and/or pursue monetary claims against us.

Over the past several months, we have communicated with InvaGen relating to its assertions that Material Adverse Effects have occurred. Nevertheless, InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. As a result, the possible timing and likelihood of the completion of the merger are uncertain, and, accordingly, there can be no assurance that such transaction will be completed on the expected terms, anticipated schedule, or at all.

Background

On June 26, 2017, we completed an initial public offering (IPO) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

We used the proceeds from our IPO to initiate our first Phase 3 trial of IV Tramadol in patients with moderate-to-severe pain following bunionectomy, which had its first patient dosed in September 2017. In May 2018, we announced the study met its primary endpoint and all key secondary endpoints.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA). In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received a CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol.

On November 12, 2018, we entered into the SPMA with InvaGen pursuant to which InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company (the Stock Purchase Transaction) and subsequently acquire the remaining issued and outstanding capital stock of the Company for $180 million, subject to certain reductions, in a reverse subsidiary merger transaction (the Merger Transaction). Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of the Company. Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol by April 30, 2021, its labeling and scheduling and the absence of any Risk Evaluation and Mitigation Strategy restrictions in effect with respect to IV Tramadol, as well as the filing and expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which filing both parties completed on March 12, 2021.

The aggregate consideration to be paid by InvaGen under the SPMA is $215 million in cash (a portion of which was already paid in connection with the Stock Purchase Transaction as described below), subject to certain potential reductions, which InvaGen intends to have sufficient immediately available funds to pay. In addition, we are subject to certain lock-up restrictions and agreed not to (subject to customary exceptions), during the period commencing at the signing of the SPMA until the Merger Transaction, issue, buy, sell, or otherwise subject to a security interest, pledge, hypothecation, mortgage or lien, any securities of the Company.

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

As described above, in October 2020, InvaGen communicated to us that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us. We disagree with InvaGen’s assertion that a Material Adverse Effect has occurred and we have advised InvaGen of our position. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label for IV Tramadol under certain circumstances would constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA. We have notified InvaGen that we disagree with InvaGen’s assertions.  Nevertheless, InvaGen may seek to avoid its obligation to consummate the second stage closing under the SPMA, terminate the SPMA, and/or pursue monetary claims against us.

Over the past several months, we communicated with InvaGen relating to its assertions that Material Adverse Effects have occurred. Nevertheless, InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. This indicates that InvaGen may attempt to avoid its obligations under the SPMA to consummate the merger, terminate the SPMA, and/or pursue monetary claims against Avenue. As a result, the possible timing and likelihood of the completion of the merger are uncertain, and, accordingly, there can be no assurance that such transaction will be completed on the expected terms, anticipated schedule, or at all. During the pendency of any dispute regarding these matters, we may be, and so long as the SPMA remains in place we will be, prohibited from engaging in a change-of-control transaction, selling our rights to IV Tramadol, or effecting an equity or debt financing, in each case without the prior written consent of InvaGen.

In the event that we do not receive FDA approval for IV Tramadol by April 30, 2021, InvaGen will have the right to terminate the SPMA and will have no further obligations to consummate the second stage closing under the SPMA. In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to financings and strategic alternatives could exist through October 31, 2021, the time at which we can terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. Certain actions relating to equity issuances and changes to capital stock are restricted without the prior written consent of InvaGen during this time.

Our net loss for the years ended December 31, 2020 and 2019 was approximately $5.2 million and $25.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $73.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	For The Years Ended		Change
	December 31,	December 31,
($ in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$2,866	$22,194	$(19,328)	(87%)
Research and development - licenses acquired	-	1,000	(1,000)	(100%)
General and administrative	2,347	3,071	(724)	(24%)
Loss from operations	(5,213)	(26,265)	21,052	(80%)

Interest income	(62)	(357)	(295)	(83%)
Net Loss	$(5,151)	$(25,908)	$20,757	(80%)

Research and Development Expenses

For the years ended December 31, 2020 and 2019, research and development expenses were $2.9 million and $22.2 million, respectively. The $19.3 million decrease primarily reflects decreases of $13.4 million in clinical trial costs associated with the completion of the abdominoplasty study in June 2019, $1.3 million in clinical trial costs associated with the completion of the safety study during the second quarter of 2019 and $3.4 million associated with the submission of our NDA in December 2019. There were also decreases of $0.6 million in personnel costs, $0.3 million in non-cash stock compensation and $0.2 million in consulting costs.

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

Research and Development Expenses – Licenses Acquired

For the years ended December 31, 2020 and 2019, research and development expenses – licenses acquired were $0 and $1.0 million, respectively. The $1.0 million expense in 2019 represents the milestone payment due to our licensor upon submission of our NDA.

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

For the years ended December 31, 2020 and 2019, general and administrative expenses were $2.4 million and $3.1 million, respectively. The $0.7 million decrease primarily reflects decreases of $0.8 million for non-cash stock compensation, $0.1 million in personnel costs and $0.1 million for commercial marketing preparation costs. These decreases were partially offset by an increase of $0.3 million for legal costs.

Interest Income

Interest income was $62,000 and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The decrease in interest income was due to the cash used in operations.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we had an accumulated deficit of $73.3 million. We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

In the event that IV Tramadol is approved by the FDA, this triggers $5.0 million in milestone payments, to which the Company currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses through the end of the third quarter of 2021. We will need to secure additional funds through equity or debt offerings, or other potential sources. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Years Ended December 31, 2020 and 2019

	For The Years Ended
	December 31,
($ in thousands)	2020	2019
Total cash (used in)/provided by:
Operating activities	$(4,613)	$(26,259)
Investing activities	(1,000)	-
Financing activities	-	32,333
Net (decrease) increase in cash	$(5,613)	$6,074

Operating Activities

Net cash used in operating activities was approximately $4.6 million for the year ended December 31, 2020, primarily comprised of our $5.2 million net loss and decrease in operating assets and liabilities of $0.2 million, partially offset by $0.7 million in share based compensation.

Net cash used in operating activities was approximately $26.3 million for the year ended December 31, 2019, primarily comprised of our $25.9 million net loss and decrease in operating assets and liabilities of $2.2 million, partially offset by $1.8 million in share based compensation.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $1.0 million and consisted of the milestone payment paid to our licensor pursuant to our NDA submission.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

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

OUR DIRECTORS

The following biographies set forth the names of our current directors and director nominees, their ages, the year in which they first became directors, their positions with us, their principal occupations and employers, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director nominee’s qualifications to serve on the Board. There is no family relationship between and among any of our executive officers or directors. On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (the “SPMA”) with InvaGen and Madison Pharmaceuticals Inc., pursuant to which InvaGen purchased common stock representing 33.3% of the Company for $35 million. In connection with the execution and delivery of the SPMA, and as described above, we entered into a Stockholders Agreement pursuant to which, among other things, InvaGen obtained the right to nominate three directors to the Company’s seven member Board. In February 2019, InvaGen exercised its right to nominate a director to the Board with Dr. Gogtay who’s bio is described below. In August 2019, InvaGen exercised its right to nominate a second director, Ms. Ingram whose bio is described below. Additionally, InvaGen has the right to appoint an independent director to the Company’s Board. InvaGen previously appointed Thomas G. Moore as an independent director; however, effective December 31, 2020, Mr. Moore resigned from his position as a member of the Company’s Board and Audit and Compensation Committees. After giving effect to Mr. Moore’s resignation, the Company’s Audit Committee no longer consists of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). Except as described herein, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director.

Name	Age	Position	Director Since
Lindsay A. Rosenwald, M.D.	65	Executive Chairman of the Board of Directors	2015
Lucy Lu, M.D.	46	President, Chief Executive Officer, and Director	2015
Neil Herskowitz	64	Director	2015
Jay Kranzler, M.D., PhD	63	Director	2017
Garrett Ingram	55	Director	2019
Jaideep Gogtay, M.D.	54	Director	2019

Lindsay A. Rosenwald, M.D. — Executive Chairman of the Board of Directors

Dr. Rosenwald, 65, has served as our Executive Chairman of the Board of Directors since inception. Dr. Rosenwald also serves as Chairman, President and Chief Executive Officer of Fortress Biotech, Inc., a director of Mustang Bio, Inc., and a director of Checkpoint Therapeutics, Inc. Since November 2008, Dr. Rosenwald has served as Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC, an asset management firm in the life sciences industry, which he joined in 2009. Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. The Board believes that because Dr. Rosenwald, over the last 24 years, has acted as a biotechnology entrepreneur and has been involved in the founding and recapitalization of numerous public and private biotechnology and life sciences companies, he is exceptionally qualified to serve on our Board as Executive Chairman. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Lucy Lu, M.D. — President, Chief Executive Officer, and Director

Dr. Lu, 46, has been our President and Chief Executive Officer since inception. From February 2012 to June 2017, Dr. Lu was the Executive Vice President and Chief Financial Officer of Fortress Biotech, Inc. Prior to working in the biotech industry, Dr. Lu had 10 years of experience in healthcare-related equity research and investment banking. Additionally, Dr. Lu was a member of the Board of Directors of Veru, Inc. from 2016 – 2018, and has served as a member of the Board of Directors of Iventia Healthcare Limited since 2018. From February 2007 through January 2012, Dr. Lu was a senior biotechnology equity analyst with Citigroup Investment Research. From 2004 until joining Citigroup, she was with First Albany Capital, serving as Vice President from April 2004 until becoming a Principal of the firm in February 2006. Dr. Lu holds an M.D. degree from the New York University School of Medicine and an M.B.A. from the Leonard N. Stern School of Business at New York University. Dr. Lu obtained a B.A. from the University of Tennessee’s College of Arts and Science. We believe that Dr. Lu is qualified to serve on our Board due to her leadership and management experience, her understanding of biopharmaceutical companies, and her extensive knowledge of our business and industry.

Neil Herskowitz

Mr. Herskowitz, 64, joined our Board of Directors in August 2015 and has served as the Chairman of our Audit Committee since September 2016. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Additionally, Mr. Herskowitz served as a Board member of National Holdings, Inc. from 2016 – 2019, and has served as a Board member of Mustang Bio, Inc. and Checkpoint Therapeutics, Inc. since 2015. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. The Board believes, based on Mr. Herskowitz’s over 16 years of Audit Committee and Board experience in the biotech industry, that Mr. Herskowitz is uniquely qualified to serve as a member of our Board and as the Chairman of our Audit Committee.

Jay Kranzler, M.D., PhD

Dr. Kranzler, 63, joined our Board of Directors in February 2017. Dr. Kranzler has been a Founder, Chief Executive Officer (“CEO”), Board Member, and Advisor to leading life science companies for over 30 years. He is currently acting as Executive Chairman of Perception Neuroscience, a company that he co-founded, a regenerative medicine company, and is a Board Member of Pastorus and ImmunoBrain Checkpoint, all companies focused on developing therapeutics for psychiatric or neurological disorders. Dr. Kranzler started his career at McKinsey & Company where he helped establish the Firm’s pharmaceutical practice. He served as CEO of Cytel Corporation, a company focused on the development of immunomodulatory drugs. Following Cytel, Dr. Kranzler became the CEO of Cypress Bioscience, where he was credited for the development of Savella™ (milnacipran) for the treatment of fibromyalgia. Dr. Kranzler was also Vice President, Head of Worldwide External R&D Innovation and Strategic Investments at Pfizer. During his career, Dr. Kranzler has developed drugs, medical devices, as well as diagnostics, and is the inventor on over 30 patents. Dr. Kranzler graduated from Yale University School of Medicine with MD and PhD degrees with a focus in psychopharmacology. We believe that Dr. Kranzler is qualified to serve on our Board due to his management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Jaideep Gogtay, M.D.

Dr. Gogtay, 54, joined our Board of Directors in February 2019. Since 1994, he has been working with Cipla Ltd., a leading global pharmaceutical company, and he currently serves as their Global Chief Medical Officer. He has closely been involved in the development and introduction of several drugs in various therapeutic fields. He was involved in setting up the Chest Research Foundation. This Foundation is now an independent research center dedicated to conducting research in the field of respiratory medicine. He has participated and spoken at several national and international forums and has been actively involved in educational activities. Dr. Gogtay completed his medical graduation (M.B., B.S) from Grant Medical College and SirJJ Group of Hospitals in Mumbai. He then obtained his M.D, in Pharmacology from Seth GS Medical College and KEM Hospital. Based on Dr. Gogtay’s pharmaceutical industry experience, the Board believes that Dr. Gogtay has the appropriate set of skills to serve as a member of the Board.

Garrett Ingram

Ms. Ingram, 55, has served as a member of our Board of Directors since August 2019. She currently serves as the President and Chief Executive Officer at Cipla Therapeutics, Inc. Prior to her new role at Cipla Therapeutics, Inc., Ms. Ingram served as Chief Marketing Officer at MannKind Corporation, based in California. In addition, she has served in roles as Senior Vice President, Managed Markets at Dexcom and Vice President, Head of Market Access at Sanofi, where she had responsibility across four of the U.S. Business Units: Diabetes & Cardiovascular, General Medicines, Sanofi Genzyme Specialty Care, and Sanofi Pasteur from 2014 to 2016. Prior to joining Sanofi, she held the position of Vice President of Market Access Strategy at Bristol Myers Squibb, where she led the access, reimbursement, patient affordability and emerging customer strategy teams across the portfolio of diabetes, RA, cardiovascular, oncology, immunology, neuroscience and pipeline assets. Ms. Ingram holds a Bachelor of Science degree from East Carolina University, a Master’s Degree in public health and community education from the University of South Carolina and has completed multiple post graduate studies at Wharton School of Business.

CORPORATE GOVERNANCE

During 2020, our Board held six meetings and took one action by unanimous written consent.

Audit Committee

The Audit Committee currently consists of Neil Herskowitz and Jay Kranzler, M.D., PhD. Mr. Herskowitz serves as the Chairperson of the Audit Committee.

The Audit Committee was formed on May 15, 2017 and held four meetings during the fiscal year ended December 31, 2020 and took action by one unanimous written consent. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the charter at this time. A copy of the Charter of the Audit Committee is available on our website, located at www.avenuetx.com. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

The SEC and Nasdaq have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our Board has determined that Neil Herskowitz is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board of Directors and our Audit Committee.

Effective December 31, 2020, our audit committee is no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A). On January 6, 2021, we received a letter from Nasdaq noting us of this non-compliance. The letter also acknowledged that the Listing Rules provide for a cure period in order for us to regain compliance until the earlier of the Company’s next annual meeting of stockholders or December 31, 2021 (or, by June 29, 2021, if such meeting is held before June 29, 2021).

Compensation Committee

The Compensation Committee was formed on May 15, 2017. The Compensation Committee did not hold any meetings during the fiscal year ended December 31, 2020 but took action by three unanimous written consents. The Compensation Committee currently consists of Jay Kranzler, M.D. PhD, with Dr. Kranzler serving as Chairman. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.avenuetx.com. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our Chief Executive Officer and our other executive officers, overseeing an evaluation of our senior executives, and overseeing and administering our cash and equity incentive plans. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than herself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Avenue Therapeutics, Inc. 2015 Incentive Plan (the “2015 Incentive Plan”), to a special committee consisting of one or more directors who may but need not be officers of the Company. As of February 28, 2021, however, the Compensation Committee had not delegated any such authority. The Board may engage a compensation consultant to conduct a review of its executive compensation programs in 2021. The Committee did not engage a compensation consultant in 2020.

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members. As a controlled company, we are not required to have a compensation committee composed entirely of independent directors. However, our Board of Directors has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board of Directors has determined that each member of our Compensation Committee is independent and is otherwise qualified to be a member of our Compensation Committee in accordance with such rules.

Nominating Process

We do not currently have a nominating committee or any other committee serving a similar function. Director nominations are approved by a vote of a majority of our independent directors as required under the Nasdaq rules and regulations. Although we do not have a written charter in place to select director nominees, our Board of Directors has adopted resolutions regarding the director nomination process. We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board of Directors.

We identify potential nominees to serve as directors through a variety of business contacts, including current executive officers, directors, community leaders and stockholders. We may, to the extent they deem appropriate, retain a professional search firm and other advisors to identify potential nominees.

We will also consider candidates recommended by stockholders for nomination to our Board. A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our Corporate Secretary, Joseph Vazzano, at our offices located at 1140 Avenue of the Americas, Floor 9, New York, New York 10036. Any recommendation must be received not less than 50 calendar days nor more than 90 calendar days before the anniversary date of the previous year’s annual meeting. All stockholder recommendations of candidates for nomination for election to our Board must be in writing and must set forth the following: (i) the candidate’s name, age, business address, and other contact information, (ii) the number of shares of common stock beneficially owned by the candidate, (iii) a complete description of the candidate’s qualifications, experience, background and affiliations, as would be required to be disclosed in the proxy statement pursuant to Schedule 14A under the Exchange Act, (iv) a sworn or certified statement by the candidate in which he or she consents to being named in the proxy statement as a nominee and to serve as director if elected, and (v) the name and address of the stockholder(s) of record making such a recommendation.

We believe that our Board as a whole should encompass a range of talent, skill, and expertise enabling it to provide sound guidance with respect to our operations and interests. Our independent directors evaluate all candidates to our Board by reviewing their biographical information and qualifications. If the independent directors determine that a candidate is qualified to serve on our Board, such candidate is interviewed by at least one of the independent directors and our Chief Executive Officer. Other members of the Board also have an opportunity to interview qualified candidates. The independent directors then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board that the candidate be nominated for approval by the stockholders to fill a directorship. With respect to an incumbent director whom the independent directors are considering as a potential nominee for re-election, the independent directors review and consider the incumbent director’s service during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Board. The manner in which the independent directors evaluate a potential nominee will not differ based on whether the candidate is recommended by our directors or stockholders.

We consider the following qualifications, among others, when making a determination as to whether a person should be nominated to our Board: the independence of the director nominee; the nominee’s character and integrity; financial literacy; level of education and business experience, including experience relating to biopharmaceutical companies; whether the nominee has sufficient time to devote to our Board; and the nominee’s commitment to represent the long-term interests of our stockholders. We review candidates in the context of the current composition of the Board and the evolving needs of our business. We believe that each of the current members of our Board (who are also our director nominees) has the requisite business, biopharmaceutical, financial or managerial experience to serve as a member of the Board, as described above in their biographies under the heading “Our Board of Directors.” We also believe that each of the current members of our Board has other key attributes that are important to an effective board, including integrity, high ethical standards, sound judgment, analytical skills, and the commitment to devote significant time and energy to service on the Board and its committees.

We do not have a formal policy in place with regard to diversity in considering candidates for our Board, but the Board strives to nominate candidates with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee our business.

OUR EXECUTIVE OFFICERS

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Lucy Lu, M.D.	46	President, Chief Executive Officer and Director
Joseph Vazzano	37	Chief Financial Officer and Principal Financial Officer

No executive officer is related by blood, marriage or adoption to any other director or executive officer. To read more about Dr. Lu, please see her description under “OUR DIRECTORS”.

Joseph Vazzano — Chief Financial Officer and Principal Financial Officer

Mr. Vazzano joined the Company in August 2017 as our Vice President of Finance and Corporate Controller. Effective February 8, 2019, the Board appointed Mr. Vazzano as the Company’s Chief Financial Officer. Prior to joining Avenue, Mr. Vazzano served as Assistant Corporate Controller at Intercept Pharmaceuticals, Inc., a publicly-traded biotechnology company, which he joined in 2016. While at Intercept, Mr. Vazzano helped grow the finance and accounting department during Intercept’s transition from a development-stage company to a fully integrated commercial organization. Prior to joining Intercept, Mr. Vazzano served as the Assistant Controller at Pernix Therapeutics, a publicly-traded specialty pharmaceutical company, where he successfully built an accounting and finance team after the closure of the South Carolina office location. From 2010 to 2015, he held various roles of increasing responsibility in finance and accounting at NPS Pharmaceuticals, a publicly-traded biotechnology company acquired by Shire Pharmaceuticals in 2015. He began his professional career with KPMG, LLP, where he served as a senior auditor. Mr. Vazzano has a Bachelor of Science degree in Accounting from Lehigh University and is a Certified Public Accountant in the State of New Jersey.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics, or the Code, which applies to all of our directors and employees, including our principal executive officer and principal financial officer. The Code includes guidelines dealing with the ethical handling of conflicts of interest, compliance with federal and state laws, financial reporting, and our proprietary information. The Code also contains procedures for dealing with and reporting violations of the Code. We have posted our Code on our website, located at www.avenuetx.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner except for one Form 4 filing for Neil Herskowitz.

Item 11.	Executive Compensation

As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a Compensation Discussion and Analysis, as well as an exemption from the requirement to hold a non-binding advisory vote on executive compensation. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. Our only executive officers, who we refer to as our “named executive officers” or our “NEOs” are Lucy Lu, M.D., our Chief Executive Officer, and Joseph Vazzano, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to our NEOs for their services rendered to us in all capacities during the years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (1)	Total ($)
Lucy Lu	2020	431,627	-	-	-	11,400	442,827
Chief Executive Officer	2019	419,055	-	-	209,528	11,200	639,783
Joseph Vazzano	2020	206,000	-	-	-	8,890	214,890
Chief Financial Officer	2019	198,113	-	-	50,000	10,666	258,779

(1)	Reflects 401(k) company contributions.

Narrative to Summary Compensation Table

Employment Agreement with Dr. Lu

On June 10, 2015, we entered into an Employment Agreement with Lucy Lu, M.D. to serve as our Interim President and Chief Executive Officer upon the completion of our initial public offering at an annualized salary of $395,000. Dr. Lu’s Employment Agreement became effective on June 26, 2017, and she became our President and Chief Executive Officer. Dr. Lu’s salary for 2020 and 2019 was $431,627 and $419,055, respectively. Under the terms of Dr. Lu’s Employment Agreement, Dr. Lu’s base salary may be reduced only in connection with a company-wide decrease in executive compensation. Dr. Lu is also eligible to receive an annual discretionary bonus, not to exceed 50% of her base salary, if certain financial, clinical development, and/or business milestones are met in the discretion of Board of Directors. Such milestones are established annually by mutual agreement between Dr. Lu and the Board of Directors.

Dr. Lu’s employment with us is at will and may be terminated by us at any time and for any reason. On November 12, 2018, we amended our Employment Agreement with Dr. Lu. Under the terms of the Amended Employment Agreement, if we terminate Dr. Lu’s employment without cause (as defined in the Employment Agreement) or if Dr. Lu resigns her employment for good reason (as defined in the Employment Agreement), Dr. Lu will be entitled to receive the following:

•	cash severance equal to her annual salary, paid over a period of twelve months;
•	payment of the premiums to continue health care coverage for Dr. Lu and her eligible dependents under COBRA for up to twelve months;
•	a pro rata share of her annual bonus, to be paid when and if such bonus would have been paid under the Employment Agreement; and
•	immediate accelerated vesting of all of her unvested equity awards, except for equity awards granted in 2019 pursuant to the SPMA.

If Dr. Lu’s employment is terminated due to her death or complete disability (as defined in the Employment Agreement), she shall be entitled to receive the following:

•	cash severance equal to ninety days’ annual salary, paid over a period of ninety days;
•	a pro rata share of her annual bonus, to be paid when and if such bonus would have been paid under the Employment Agreement; and
•	immediate accelerated vesting of all of her unvested equity awards, except for equity awards granted in 2019 pursuant to the SPMA.

Employment Agreement with Mr. Vazzano

Mr. Vazzano’s salary for 2020 and 2019 was $206,000 and $200,000, respectively. As described in our letter agreement with Mr. Vazzano, Mr. Vazzano is eligible to receive an annual bonus of up to 25% of his base salary, as determined by the Company in its discretion based upon factors including corporate and individual performance. If Mr. Vazzano’s employment is terminated by the Company without “cause” or by Mr. Vazzano following the relocation of his primary place of work to a different location that is greater than 40 miles from his home in Morristown, New Jersey, then he will be entitled to receive severance pay equal to six months’ salary, payable over a six-month period. Mr. Vazzano is eligible to participate in the Company’s employee benefit plans and programs, subject to the terms and conditions thereof.

Annual Incentive Bonus

In 2020, Dr. Lu was eligible to earn an annual bonus equal of up to 50% of her base salary plus additional compensation related to certain stretch goals. In 2020, Mr. Vazzano was eligible to earn an annual bonus equal of up to 25% of his base salary plus additional compensation related to certain stretch goals. Dr. Lu’s and Mr. Vazzano’s bonus opportunities for 2020 were based upon the Company’s performance against pre-established corporate goals and objectives, which included a combination of clinical and regulatory goals related to our product as well as other corporate goals including stretch goals and were also based on the second stage closing with InvaGen.

The corporate performance goals and objectives used to determine Dr. Lu’s and Mr. Vazzano’s bonuses for 2020 were as follows:

•	Various clinical and regulatory goals — 95% maximum potential weighting (0% achieved);
•	Various goals related to corporate development — 5% maximum potential weighting (0% achieved).
•	Various stretch goals related to corporate development — 10% maximum potential weighting (0% achieved).

These goals and objectives were not achieved and accordingly Dr. Lu and Mr. Vazzano were paid 0% of their target bonus amount. The actual amounts paid to the executives pursuant to their annual cash incentive awards and bonuses are reported in the “Summary Compensation Table” as “Non-equity Incentive Compensation”.

Equity Awards

The Compensation Committee has granted each of Dr. Lu and Mr. Vazzano the following equity awards under our 2015 Incentive Plan. In 2020, Dr. Lu received an award of 110,959 restricted stock units (“RSUs”), and Mr. Vazzano received an award of 22,727 RSUs, each of which vests as described in Footnote 7 to the Outstanding Equity Awards Table below. Under United States Generally Accepted Accounting Principles (U.S. GAAP), stock-based compensation for these milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved, and these awards will be reported in the Summary Compensation Table at such time.

Outstanding Equity Awards at 2020 Fiscal Year End

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (1)
Lucy Lu	6/10/2015	-		-	50,000	(2)	297,500
Lucy Lu	8/8/2017	215,000	(3)	1,279,250
Lucy Lu	8/7/2018	250,000	(5)	1,487,500
Lucy Lu	6/3/2019	-		-	135,617	(7)	806,921
Lucy Lu	2/12/2020	-		-	110,959	(7)	660,206

Joseph Vazzano	8/8/2017	7,500	(4)	44,625
Joseph Vazzano	8/7/2018	15,000	(6)	89,250
Joseph Vazzano	6/3/2019				27,778	(7)	165,279
Joseph Vazzano	2/12/2020				22,727	(7)	135,226

(1)	The market value of unvested restricted stock awards/units was calculated by multiplying the number of units by $5.95, the closing sales price of our common stock on December 31, 2020.
(2)	Also Represents 166,667 restricted stock awards vesting upon achievement of goals and objectives relating to the development of IV Tramadol of which 50,000 remained unvested as of December 31, 2020.
(3)	Represents restricted stock units vesting as follows: 75% on the earlier of Dr. Lu’s request for the shares or August 8, 2021 and 25% on August 8, 2021.

(4)	Represents restricted stock units vesting annually in equal installments on August 8, 2018 – 2021.
(5)	Represents restricted stock units vesting as follows: 50% on the earlier of Dr. Lu’s request for the shares or August 7, 2021, 25% on August 7, 2021, and 25% on August 7, 2022.
(6)	Represents restricted stock units vesting annually in equal installments on August 7, 2019 – 2022.
(7)	Represents restricted stock units vesting upon the second stage closing with InvaGen, as defined in the SPMA, of which all remained unvested as of December 31, 2020.

Potential Payments upon Termination or Change in Control

As detailed above, we have an amended employment agreement with Dr. Lu that provides certain compensation and benefits in the event of a termination of her employment or change in control under certain conditions. In addition, Dr. Lu’s amended employment agreement and our equity plan provide certain equity award benefits in connection with a termination or change in control.

Dr. Lu’s Restricted Shares

•	If we terminate Dr. Lu’s employment without “cause” or Dr. Lu resigns for “good reason,” at any time, then all of her unvested equity awards, except for equity awards granted in 2019 and 2020 pursuant to the SPMA will become fully vested.
•	If Dr. Lu’s employment terminates as a result of her death or “disability,” all of her unvested equity awards, except for equity awards granted in 2019 and 2020 pursuant to the SPMA will become fully vested.

Other Awards Granted under the 2015 Incentive Plan

•	Unless otherwise provided in an award certificate or any special plan document governing an award, upon the occurrence of a change in control of our company, (i) all outstanding options, SARs and other awards in the nature of rights that may be exercised will become fully exercisable, (ii) all time-based vesting restrictions on outstanding awards will lapse; and (iii) the payout opportunities attainable under all outstanding performance-based awards will vest based on target performance and the awards will pay out on a pro rata basis, based on the time elapsed prior to the change in control.
•	The Compensation Committee may, in its discretion, accelerate the vesting and/or payment of any awards for any reason, subject to certain limitations under Section 409A of the Internal Revenue Code. The Compensation Committee may discriminate among participants or among awards in exercising such discretion.

DIRECTOR COMPENSATION

Director Compensation Program

Our directors set compensation for non-employee directors on an annual basis in accordance with our 2015 Incentive Plan.  Our non-employee directors currently receive the following compensation for service to the Board:

Cash Compensation:

•	$50,000 annual retainer;
•	$10,000 additional annual retainer for the Executive Chairman of the Board; and
•	$10,000 additional annual retainer for the Audit Committee Chair.

Equity Compensation:

•	Initial Equity Grant: 50,000 shares of restricted stock, which shares shall vest and become non-forfeitable in equal annual installments over three years, beginning on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the board of directors on such date. This grant was waived for the InvaGen appointed directors.
•	Re-Election Equity Grant: The greater of (i) a number of shares of restricted stock having a fair market value on the grant date of $50,000, or (ii) 10,000 shares of restricted stock, which shares shall vest and become non-forfeitable on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the board of directors on such date. This grant was waived for the InvaGen appointed directors and Dr. Rosenwald.
•	In 2019 and 2020, each of Mr. Herskowitz and Dr. Kranzler was granted 10,000 restricted stock awards each year which vest upon the second stage closing with InvaGen, as defined in the SPMA. Under U.S. GAAP, stock-based compensation for these milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved, and these awards will be reported in the Director Compensation Table at such time.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board of Directors for all services in all capacities during 2020.

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($)	Total ($)
Lindsay A. Rosenwald	-	-	-
Neil Herskowitz	60,000	-	60,000
Jay Kranzler	50,000	-	50,000
Jaideep Gogtay	-	-	-
Thomas Moore (2)	50,000	-	50,000
Garrett Ingram	-	-	-

(1)	Represents cash retainer for serving on our Board and committees of the Board.
(2)	Resigned from the Board on December 31, 2020.
(3)	As of December 31, 2020, the aggregate number of restricted stock and restricted stock units held by each non-employee director was as follows: Dr. Rosenwald, 21,330 restricted stock awards; Mr. Herskowitz, 67,997 restricted stock awards; Dr. Kranzler, 67,997 restricted stock awards; and 0 for each of Dr. Gogtay, Mr. Moore, and Ms. Ingram.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information, as of December 31, 2020, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors;
•	each of our NEOs shown in our Summary Compensation Table; and
•	all current directors and NEOs as a group.

As of December 31, 2020, there were 16,747,803 shares of our common stock outstanding. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of December 31, 2020. Shares of our common stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Avenue Therapeutics, Inc., 1140 Avenue of the Americas, Floor 9, New York, NY 10036.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Lucy Lu	337,333		2%
Joseph Vazzano	34,912		*
Lindsay A. Rosenwald	251,330	(1)	2%
Neil Herskowitz	132,224		*
Jay Kranzler	84,663		*
Jaideep Gogtay	-		*
Garrett Ingram	16,000		*
All Executive officers and directors as a group (7 persons)	689,795	(2)	4%
5% or Greater Stockholders:
Vanguard Index Funds	838,827	(3)	5%
Vanguard Group, Inc.	939,706	(4)	6%
Fortress Biotech, Inc.	3,590,096	(5)	21%
InvaGen Pharmaceuticals, Inc.	5,833,333	(6)	35%

*Less than 1%

(1)	Dr. Rosenwald has warrants convertible into 166,667 shares of our common stock. The warrants were issued by Fortress and are convertible into shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to Dr. Rosenwald.
(2)	The total calculation for all executive officers and directors as a group does not include Dr. Rosenwald’s warrants, which have not yet been exercised.
(3)	Based solely upon a Schedule 13G filed on February 8, 2021 by Vanguard Index Funds (“Vanguard Index”). Vanguard Index beneficially owns 838,827 shares of our common stock and has sole dispositive power of 838,827 shares of our common stock. The address of Vanguard Index is 100 Vanguard Boulevard, Malvern, PA 19355.
(4)	Based solely upon a Schedule 13G filed on February 10, 2021 by Vanguard Group Inc. (“Vanguard Group”) and its subsidiaries Vanguard Asset Management, Limited, Vanguard Fiduciary Trust Company, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Australia Ltd. Vanguard Investments Canada Inc., Vanguard Investments Hong Kong Limited, and Vanguard Investments UK, Limited. Consists of 14,919 shares of common stock in which Vanguard Group has shared voting power, 921,125 shares of common stock in which Vanguard Group has sole dispositive power, and 18,581 shares of common stock in which Vanguard Group has shares dispositive power. The address of Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355

(5)	Excludes 250,000 Class A Preferred shares owned by Fortress. See “Relationships and Related Transactions” for a description of Fortress’ ownership.
(6)	Pursuant to Rule 13d-3 under the Exchange Act, InvaGen Pharmaceuticals, Inc. may be deemed to beneficially own an additional 4,173,429 shares of our common stock which, combined with the 5,833,333 shares of our common stock indicated in the table above, gives InvaGen Pharmaceuticals, Inc. sole dispositive power of 10,006,762 shares of our common stock. The address of InvaGen is 7 Oser Ave Site b, Hauppauge, NY 11788.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2020, the Company has not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of its directors, named executive officers or beneficial owners of more than 5% of the Company’s capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, and other than compensation, termination, and change-in-control arrangements.

The written charter of the Audit Committee authorizes, and the Nasdaq Stock Market listing rules require, the Audit Committee to review and approve related-party transactions. In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between the Company and its officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The following is a summary of each transaction or series of similar transactions since the inception of Avenue to which it was or is a party and that:

•	the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and
•	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

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

On September 13, 2016, we entered into an Amended and Restated the Founders Agreement (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares.

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

For the years ended December 31, 2020 and 2019, we had expenses related to the MSA of $0, respectively. Effective November 12, 2018, the MSA fee was waived with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

Facility Agreement with Fortress and InvaGen

On June 12, 2020, Avenue, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 we may borrow up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions set forth herein. Fortress’ commitment amount is $0.8 million, and InvaGen’s is $1.2 million, and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter). Repayment of the loan is due upon the earliest of i) the second stage closing ii) April 29, 2021 and iii) the date that is 30 days following the termination of the SPMA.  As of December 31, 2020, there have been no amounts drawn on the Facility Agreement.

Item 14.	Principal Accounting Fees and Services

The following presents the aggregate fees billed to the Company for professional services rendered by BDO USA, LLP, (“BDO”) for our years ended December 31, 2020 and 2019:

Audit Fees

For the fiscal years ended December 31, 2020 and 2019, BDO billed us an aggregate of $158,300 and $181,150 respectively, in fees for the professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, and other services provided in connection with registration statements.

Audit-Related Fees

During the fiscal years ended December 31, 2020 and 2019, we were not billed by BDO for any fees for audit-related services reasonably related to the performance of the audits and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended December 31, 2020 and 2019, we were not billed by BDO for any fees for professional services rendered for tax compliance, tax advice, and tax planning services.

All Other Fees

During the fiscal years ended December 31, 2020 and 2019, we were not billed by BDO for any fees for services, other than those described above, rendered to us for those two fiscal years.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           Financial Statements.

The following financial statements are filed as part of this report:

(b)         Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 27, 2017 (File No. 001-38114) and incorporated herein by reference.

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 10-Q filed on August 14, 2018 (File No. 001-38114) and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities.

10.1	Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated February 17, 2015, filed as Exhibit 10.1 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.*

10.2	First Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated June 23, 2016, filed as Exhibit 10.11 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.

10.3	Second Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated May 4, 2017, filed as Exhibit 10.3 to Form S-1/A filed on May 22, 2017 (File No. 333-217552) and incorporated herein by reference.

10.4	Amended and Restated Founders Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. dated September 13, 2016, filed as Exhibit 10.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.5	Management Services Agreement between Fortress Biotech, Inc. and Avenue Therapeutics, Inc. effective as of February 17, 2015, filed as Exhibit 10.5 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.6	Employment Agreement with Dr. Lucy Lu, MD, dated June 10, 2015, filed as Exhibit 10.6 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.7	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

10.8	Consulting Agreement with Dr. Scott A. Reines, dated July 22, 2015, filed as Exhibit 10.8 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.9	First Amendment to Consulting Agreement with Dr. Scott A. Reines, dated January 25, 2016, filed as Exhibit 10.9 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.10	Second Amendment to Consulting Agreement with Dr. Scott A. Reines, dated August 2, 2016, filed as Exhibit 10.10 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.11	Third Amendment to Consulting Agreement with Dr. Scott A. Reines, dated February 28, 2017, filed as Exhibit 10.12 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.12	Letter Agreement with Joseph Vazzano, dated July 28, 2017, filed as Exhibit 10.1 to Form 8-K filed on August 15, 2017 (File No. 001-38114) and incorporated herein by reference.#

10.13	Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc. and Madison Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.14	Stockholders Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.15	Credit Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.16	Guaranty, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.17	Voting and Support Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.18	Waiver Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.19	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.20	Indemnification Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.21	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

10.22	First Amendment to Executive Employment Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and Dr. Lucy Lu, M.D., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

* Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Avenue Therapeutics, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

New York, NY

March 31, 2021

AVENUE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$3,132	$8,745
Prepaid expenses and other current assets	113	170
Total Assets	$3,245	$8,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$857	$1,101
Accounts payable and accrued expenses - related party	29	14
Licenses payable	-	1,000
Total current liabilities	886	2,115

Total Liabilities	886	2,115

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,747,803 and 16,682,190 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	75,625	74,915
Accumulated deficit	(73,268)	(68,117)
Total Stockholders’ Equity	2,359	6,800
Total Liabilities and Stockholders’ Equity	$3,245	$8,915

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2020	2019
Operating expenses:
Research and development	$2,866	$22,194
Research and development - licenses acquired	-	1,000
General and administrative	2,347	3,071
Loss from operations	(5,213)	(26,265)

Interest income	(62)	(357)
Net Loss	$(5,151)	$(25,908)

Net loss per common share outstanding, basic and diluted	$(0.31)	$(1.65)

Weighted average number of common shares outstanding, basic and diluted	16,506,447	15,721,619

 The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

Year ended December 31, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	-	-	65,000	-	710	-	710
Cashless exercise of warrants	-	-	613	-	-	-	-
Net loss	-	-	-	-	-	(5,151)	(5,151)
Balance at December 31, 2020	250,000	$-	16,747,803	$2	$75,625	$(73,268)	$2,359

Year ended December 31, 2019

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	250,000	$-	10,667,714	$1	$41,577	$(42,209)	$(631)
Share based compensation	-	-	95,000	-	1,839	-	1,839
Issuance of common shares, net of costs	-	-	5,833,333	1	31,499	-	31,500
Cashless exercise of warrants	-	-	86,143	-	-	-	-
Net loss	-	-	-	-	-	(25,908)	(25,908)
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(5,151)	$(25,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	710	1,839
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57	(18)
Deferred financing costs	-	61
Accounts payable and accrued expenses	(244)	(2,760)
Accounts payable and accrued expenses - related party	15	(473)
Licenses payable	-	1,000
Net cash used in operating activities	(4,613)	(26,259)

Cash flows from investing activities:
Purchase of Short-term investments (certificates of deposit)	-	(5,000)
Maturity of Short-term investments (certificates of deposit)	-	5,000
Milestone payment for research and development licenses	(1,000)	-
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities:
Issuance of common shares	-	35,000
Offering costs	-	(2,667)
Net cash provided by financing activities	-	32,333

Net change in cash	(5,613)	6,074
Cash and cash equivalents, beginning of period	8,745	2,671
Cash and cash equivalents, end of period	$3,132	$8,745

Non-cash financing activities:
Prior period financing costs	$-	$833

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”), to develop and market pharmaceutical products for the acute care setting in the United States. The Company is focused on developing its product candidate, an intravenous (“IV”) formulation of tramadol HCI (“IV Tramadol”), for post-operative acute pain.

Stock Purchase and Merger Agreement

On November 12, 2018, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”), entered into definitive agreements with two closing stages for a proposed acquisition of the Company for a total aggregate consideration of $215.0 million (a portion of which was already paid in connection with the Stock Purchase Transaction as described below) subject to certain potential reductions. The Stock Purchase and Merger Agreement (the “SPMA”) was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

At the second stage closing, InvaGen will acquire the remaining shares of Avenue’s common stock, pursuant to a reverse triangular merger with Avenue remaining as the surviving entity, for up to $180.0 million in the aggregate (the “Merger Transaction”). The second stage closing is subject to the satisfaction of certain closing conditions, including conditions pertaining to the U.S. Food and Drug Administration (“FDA”) approval by April 30, 2021, labeling, scheduling and the absence of any Risk Evaluation and Mitigation Strategy or similar restrictions in effect with respect to IV Tramadol, as well as the filing and expiration of any waiting period applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which filing both parties completed on March 12, 2021.

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of December 31, 2020.

In October 2020, InvaGen communicated to the Company that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of the Company’s NDA in February 2021, InvaGen communicated to the Company that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect on the purported basis that the proposed label under certain circumstances would make the product commercially unviable, and in addition that the indication that the FDA approves may fail to satisfy a condition precedent to InvaGen’s obligation to consummate the second stage closing of the SPMA. While the Company disagrees with InvaGen’s assertions, it is possible InvaGen could attempt to avoid its obligation to consummate the merger, terminate the SPMA, and/or pursue monetary claims against the Company.

Over the past several months, the Company has communicated with InvaGen relating to its assertions that Material Adverse Effects have occurred. Nevertheless, InvaGen has communicated to the Company its desire to consider all options on the proposed merger, including the option to not consummate the merger. As a result, the possible timing and likelihood of the completion of the merger are uncertain, and, accordingly, there can be no assurance that such transaction will be completed on the expected terms, anticipated schedule, or at all.

In the event that the Company does not receive FDA approval for IV Tramadol by April 30, 2021, InvaGen will have the right to terminate the SPMA and will have no further obligations to consummate the second stage closing under the SPMA. In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to financings and strategic alternatives could exist through October 31, 2021, the time at which the Company can terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between the Company and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. Certain actions relating to equity issuances and changes to capital stock are restricted without the prior written consent of InvaGen during this time.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $73.3 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a Prescription Drug User Fee Act goal date of April 12, 2021. The Company’s ability to potentially commercialize IV Tramadol, and the timing of potential commercialization, is dependent on the FDA’s review of the Company’s resubmission of its NDA for IV Tramadol, ultimate FDA approval, and potentially additional capital.

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

As of December 31, 2020, the Company had cash and cash equivalents of $3.1 million. In the event that IV Tramadol is approved by the FDA, this triggers $5.0 million in milestone payments, to which the Company currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses through the end of the third quarter of 2021.  The Company will need to secure additional funds through equity or debt offerings, or other potential sources. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of these audited financial statements. The audited financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2020 and 2019 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

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

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The 2017 through 2019 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2020 and 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,	December 31,
	2020	2019
Unvested restricted stock units/awards	1,139,910	1,045,162
Preferred shares	250,000	250,000
Total potential dilutive effect	1,389,910	1,295,162

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption will not have a material impact on the Company’s financial statements and related disclosures.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has no material impact on the Company’s income tax provision (benefit) for 2020.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act has no material impact to the Company’s income tax provision (benefit) for 2020.

Note 3 — License/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to Avenue, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. The $3.0 million cumulative payment was included in research and development-licenses acquired in the statements of operations. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its NDA. The amount was expensed in research and development-licenses acquired in the statement of operations for the year ended December 31, 2019 and was included in licenses payable on the Company’s balance sheets as of December 31, 2019 and subsequently paid in the first quarter of 2020. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV Tramadol from the FDA as well as royalty payments for sales of the product.

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

Facility Agreement with Fortress and InvaGen

On June 12, 2020, the Company, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 the Company may borrow up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions. Fortress’ commitment amount is $0.8 million, and InvaGen’s is $1.2 million, and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter). Repayment of the loan is due upon the earliest of i) the second stage closing ii) April 29, 2021 and iii) the date that is 30 days following the termination of the SPMA.  As of December 31, 2020, there have been no amounts drawn on the Facility Agreement.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2020	2019
Accounts payable	$143	$354
Accrued employee compensation	23	477
Accrued contracted services and other	691	270
Accounts payable and accrued expenses	$857	$1,101

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2020 and 2019, there was no litigation against the Company.

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

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

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

Common Stock

As of December 31, 2020, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value.

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

 Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 229,436 shares at December 31, 2020.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2020:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,045,162	$5.10
Granted	176,413	$10.99
Vested	(81,665)	$5.78
Unvested balance at December 31, 2020	1,139,910	$5.96

For the years ended December 31, 2020 and 2019 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.7 million and $1.8 million, respectively.

For the years ended December 31, 2020, and 2019, the weighted average grant date fair value of restricted stock units and awards granted was $10.99 and $5.95, respectively. The total fair value of restricted stock units and awards that vested during the years ended December 31, 2020 and 2019 was $0.5 million and $1.2 million, respectively.

At December 31, 2020, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years. This amount does not include, as of December 31, 2020, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Options

On August 15, 2017, 20,000 stock options were granted to a consultant under the 2015 Incentive Plan. These options were cancelled in January 2019 as the vesting criteria pertaining to the price of the Company’s stock was not met by the deadline.

Stock Warrants

The following table summarizes the warrant activity for the year ended December 31, 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	16,454	$0.6079	$148
Exercised	(613)	$0.0001	-
Outstanding, December 31, 2020	15,841	$0.6315	$84

Note 8 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2020 and 2019.

AVENUE THERAPEUTICS, INC
Notes to Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	13%	14%
State tax rate change	0%	1%
Stock-based compensation shortfall	6%	0%
Other	0%	4%
Credits	0%	5%
Change in valuation allowance	(40%)	(45%)
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2020 and 2019 are the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$22,240	$19,953
Stock compensation and other	760	843
Amortization of license	1,283	1,413
Accruals and reserves	16	15
Tax credits	2,640	2,640
Total deferred tax assets	26,939	24,864
Less valuation allowance	(26,939)	(24,864)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $26.9 million and $24.9 million was recorded for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $67.0 million and $125.5 million, respectively. Approximately $52.5 million of the federal net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and all state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2028, respectively. The Company has $2.6 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986. Certain tax attributes are subject to an annual limitation as a result of the Company’s June 2017 initial public offering, which constitutes an ownership change under Section 382. Certain tax attributes may be subject to an annual limitation as a result of the SPMA with InvaGen, which could constitute an ownership change under Section 382.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2020 and 2019. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2020 and 2019.

The federal and state tax returns for the years ended December 31, 2017, 2018, and 2019 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company is currently under examination by New York City Department of Finance for tax years between 2017 and 2019. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations and financial position.

Note 9 – Subsequent Events

On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA for IV Tramadol was resubmitted following the receipt of official minutes from a Type A meeting with the FDA, which was conducted following a CRL issued by the FDA in October 2020. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a Prescription Drug User Fee Act goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Lucy Lu, M.D.
Name: Lucy Lu, M.D.
Title: President, Chief Executive Officer and Director March 31, 2021

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

Signature	Title	Date

/s/ Lucy Lu, M.D.	President, Chief Executive Officer and Director	March 31, 2021
Lucy Lu, M.D.	(Principal Executive Officer)

/s/ Joseph Vazzano	Chief Financial Officer	March 31, 2021
Joseph Vazzano	(Principal Financial Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman of the Board	March 31, 2021
Lindsay A. Rosenwald, M.D.

/s/ Garrett Ingram	Director	March 31, 2021
Garrett Ingram

/s/ Neil Herskowitz	Director	March 31, 2021
Neil Herskowitz

/s/ Jaideep Gogtay, M.D., Ph.D.	Director	March 31, 2021
Jaideep Gogtay, M.D., Ph.D.

/s/ Jay Kranzler, M.D., Ph.D.	Director	March 31, 2021
Jay Kranzler, M.D., Ph.D.