Form 10-Q
period 2021-03-31
AVENUE THERAPEUTICS, INC.
filed 2021-05-17
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 12, 2021
Common Stock, $0.0001 par value	16,748,068

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2021

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

Risks Pertaining to Our Potential Merger with InvaGen Pharmaceuticals, Inc. (“InvaGen”)

•	The fact that there is a merger pending could have an adverse effect on our business and results of operations.
•	If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

•	Fortress controls a voting majority of our common stock.
•	Fortress has the right to receive a significant grant of shares of our common stock annually if the pending merger with InvaGen does not occur, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Risks Pertaining to Our Business and Influence

•	We currently have no drug products for sale, and only one drug product candidate, Intravenous (“IV”) Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will receive regulatory approval, or IV Tramadol will be successfully commercialized.
•	If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or any future product candidates, we may need to abandon or limit our development of some of our product candidates.
•	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

•	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
•	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
•	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Risks Pertaining to Reliance on Third Parties

•	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
•	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval

•	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial regulatory scrutiny.
•	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.
•	If the DEA decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

 Risks Pertaining to the Commercialization of Product Candidates

•	Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.

•	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
•	We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
•	If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

•	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,825	$3,132
Prepaid expenses and other current assets	119	113
Total Assets	$1,944	$3,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$389	$857
Accounts payable and accrued expenses - related party	80	29
Total current liabilities	469	886

Total Liabilities	469	886

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,748,068 and 16,747,803 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	75,739	75,625
Accumulated deficit	(74,266)	(73,268)
Total Stockholders' Equity	1,475	2,359
Total Liabilities and Stockholders' Equity	$1,944	$3,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Operating expenses:
Research and development	$258	$697
General and administrative	743	577
Loss from operations	(1,001)	(1,274)

Interest income	(3)	(32)
Net Loss	$(998)	$(1,242)

Net loss per common share outstanding, basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	16,556,320	16,474,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2021

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	250,000	$-	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	-	-	-	-	114	-	114
Cashless exercise of warrants	-	-	265	-	-	-	-
Net loss	-	-	-	-	-	(998)	(998)
Balance at March 31, 2021	250,000	$-	16,748,068	$2	$75,739	$(74,266)	$1,475

Three months ended March 31, 2020

	Class A Preferred Shares		Common Shares		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$-	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	-	-	-	-	215	-	215
Cashless exercise of warrants	-	-	613	-	-	-	-
Net loss	-	-	-	-	-	(1,242)	(1,242)
Balance at March 31, 2020	250,000	$-	16,682,803	$2	$75,130	$(69,359)	$5,773

The accompanying notes are an integral part of these unaudited condensed financial statements.

 AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(998)	$(1,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	114	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6)	48
Accounts payable and accrued expenses	(468)	(311)
Accounts payable and accrued expenses - related party	51	119
Net cash used in operating activities	(1,307)	(1,171)

Cash flows from investing activities:
Milestone payment for research and development licenses	-	(1,000)
Net cash used in investing activities	-	(1,000)

Net change in cash	(1,307)	(2,171)
Cash and cash equivalents, beginning of period	3,132	8,745
Cash and cash equivalents, end of period	$1,825	$6,574

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Stock Purchase and Merger Agreement

On November 12, 2018, the Company, InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (“SPMA”), pursuant to which the Company agreed to its sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company. In the second stage, InvaGen would acquire the remaining issued and outstanding capital stock of the Company for approximately $180 million in a reverse subsidiary merger transaction (the “Merger Transaction”).  The SPMA was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of the Company’s common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

Consummation of the Merger Transaction is conditioned upon, among other things, U.S. Federal Drug Administration (“FDA”) approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction. As the Company did not receive approval from the FDA for IV Tramadol on or before April 30, 2021, InvaGen is no longer subject to the mandatory closing obligations under the SPMA, but retains an option to complete the Merger Transaction until October 31, 2021 (the time following which the Company can choose to terminate the SPMA), and also retains the option to terminate the SPMA.

In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to the Company’s ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time following which the Company can choose to terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement entered into on November 12, 2018 between the Company and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction and include among other things, the right to restrict the Company from certain equity issuances and changes to the Company’s capital stock without obtaining InvaGen’s prior written consent.

Subject to the terms and conditions described in the SPMA, InvaGen may also (in its sole discretion) provide interim financing to the Company in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing would be deducted from the aggregate consideration payable to the Company’s stockholders by virtue of the Merger Transaction. To date, InvaGen has not provided the Company with this interim financing.

Over the past several months, the Company has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of the Company’s New Drug Application (“NDA”) in February 2021, InvaGen communicated to the Company that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to the Company its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since the Company did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the SPMA because, as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain. There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against the Company.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2021, the Company had an accumulated deficit of $74.3 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a Prescription Drug User Fee Act goal date of April 12, 2021 and informed the Company on April 12, 2021 that it had not yet completed its review of the NDA resubmission. The Company’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the Company’s resubmission of its NDA for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not the Company procures additional capital.

As of March 31, 2021, the Company had cash and cash equivalents of $1.8 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by the Company to make $5.0 million in contractual milestone payments, for which the Company currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021.  The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any additional debt or equity funding must be approved by InvaGen. The Company cannot be certain that InvaGen will approve any debt or equity funding or that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The unaudited interim condensed financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

In light of the foregoing, it may be necessary at some point for the Company to seek protection under Chapter 11 of the United States Bankruptcy Code, which could have a material adverse impact on the Company’s business, financial condition, operations and could place its shareholders at significant risk of losing all of their investment.  In any such Chapter 11 proceeding, the Company may seek to restructure its obligations or commence an orderly wind-down of its operations and sale of its assets, in either event, holders of equity interests could receive or retain little or no recovery. The Company also notes that the process of exploring refinancing or restructuring alternatives, including those under Chapter 11, may be disruptive to its business and operations.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s Annual Report on Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 in its audited financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K. With the exception of those noted below, there have been no material changes to the Company’s significant accounting policies.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Unvested restricted stock units/awards	1,139,910	1,201,575
Preferred shares	250,000	250,000
Total potential dilutive effect	1,389,910	1,451,575

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption did not have a material impact on the Company’s unaudited interim condensed financial statements and related disclosures.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Company does not anticipate the Consolidated Appropriations Act to have a material impact to the Company’s income tax provision (benefit) for 2021.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 3 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Accounts payable	$138	$143
Accrued employee compensation	30	23
Accrued contracted services and other	221	691
Accounts payable and accrued expenses	$389	$857

Note 4 — Related Party Transactions

On June 12, 2020, the Company, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 the Company could have borrowed up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions set forth herein. Fortress’ commitment amount was $0.8 million, and InvaGen’s was $1.2 million, and a 7% per annum interest rate applied (payable on the last day of each fiscal quarter). The Facility Agreement expired on April 29, 2021 and went undrawn.  As of March 31, 2021, there were no amounts drawn on the Facility Agreement.

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the three months ended March 31, 2021:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	1,139,910	$5.96
Granted	-	$-
Vested	-	$-
Unvested balance at March 31, 2021	1,139,910	$5.96

For the three months ended March 31, 2021 and 2020, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.1 million and $0.2 million, respectively.

At March 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. This amount does not include, as of March 31, 2021, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2021:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	15,841	$0.6315	$84
Exercised	(265)	$0.0001	-
Outstanding, March 31, 2021	15,576	$0.6422	$85

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On April 12, 2021, the FDA communicated to us that the resubmitted NDA was still under review. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

On November 12, 2018, we, InvaGen Pharmaceuticals Inc. (InvaGen), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (SPMA), pursuant to which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of our stock. In the second stage, InvaGen would acquire the remaining issued and outstanding of our capital stock for approximately $180 million in a reverse subsidiary merger transaction (the Merger Transaction).  The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the Stock Purchase Transaction) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis.

Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction. As we did not receive approval from the FDA for IV Tramadol on or before April 30, 2021, InvaGen is no longer subject to the mandatory closing obligations under the SPMA, but retains an option to complete the Merger Transaction until October 31, 2021 (the time following which we may choose to terminate the SPMA), and also retains the option to terminate the SPMA.

In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to our ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time following which we can choose to terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain other rights pursuant to the Stockholder’s Agreement entered into on November 12, 2018 between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction and include among other things, the right to restrict us from certain equity issuances and changes to our capital stock without obtaining InvaGen’s prior written consent.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received a CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On April 12, 2021, the FDA informed us that the resubmitted NDA was still under review.

On November 12, 2018, we entered into the SPMA with InvaGen and Madison Pharmaceuticals, Inc. Pursuant to the terms and subject to the conditions set forth in the SPMA, InvaGen will, at second closing, hold 100% of the issued and outstanding equity interests of Avenue. As described above, the Merger Transaction was subject to the satisfaction of certain closing conditions, including a condition pertaining to FDA approval by April 30, 2021. As this closing condition did not occur, the Merger Transaction is now optional for InvaGen. InvaGen has the right to terminate the SPMA and has no further obligation to consummate the Merger Transaction under the SPMA. In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to financings and strategic alternatives could exist through October 31, 2021, the time following which we can choose to terminate the SPMA. In the event of termination of the SPMA, InvaGen will retain certain other rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. Certain actions relating to equity issuances and changes to capital stock are restricted without the prior written consent of InvaGen during this time.

The aggregate consideration to be paid by InvaGen under the SPMA if it completes the Merger Transaction is $215 million in cash (a portion of which was already paid in connection with the Stock Purchase Transaction), subject to certain potential reductions, which InvaGen intends to have sufficient immediately available funds to pay in the event that payment is required. In addition, we are subject to certain lock-up restrictions and agreed not to (subject to customary exceptions), during the period commencing at the signing of the SPMA until the Merger Transaction, issue, buy, sell, or otherwise subject to a security interest, pledge, hypothecation, mortgage or lien, any securities of the Company.

Over the past several months, we have communicated with InvaGen relating to its assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since we did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the SPMA because as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain. There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against us.

Our net loss for the three months ended March 31, 2021 and 2020 was approximately $1.0 million and $1.2 million, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $74.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. Through the filing date of this Form 10-Q, we have not experienced a significant impact on our business resulting from government restrictions on the movement of people, goods, and services. Management believes any disruption, when and if experienced would be temporary, however, there is uncertainty around when any disruption might occur, the duration and the potential impact.

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

Our significant accounting policies are described in more detail in the notes to our unaudited interim condensed financial statements.

Results of Operations

General

At March 31, 2021, we had an accumulated deficit of $74.3 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2021 and 2020

	For The Three Months Ended		Change
	March 31,	March 31,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$258	$697	$(439)	(63)%
General and administrative	743	577	166	29%
Loss from operations	(1,001)	(1,274)	273	(21)%

Interest income	(3)	(32)	(29)	(91)%
Net Loss	$(998)	$(1,242)	$244	(20)%

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

For the three months ended March 31, 2021 and 2020, research and development expenses were $0.3 million and $0.7 million, respectively. The decrease of $0.4 million is primarily due to decreases of $0.3 million associated with NDA related and advisory committee preparation costs and $0.1 million in personnel costs.

We expect our research and development activities to continue as we attempt to gain regulatory approval for our existing product candidate, reflecting costs associated with the following:

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

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $0.7 million and $0.6 million, respectively. The increase of $0.1 million is due to legal expenses increases of $0.3 million partially offset by a decrease of $0.1 million in personnel costs and $0.1 million in non-cash stock compensation costs.

Interest Income

Interest income was $3,000 and $32,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had an accumulated deficit of $74.3 million. We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

In the event that IV Tramadol is approved by the FDA, this triggers an obligation by us to make $5.0 million in contractual milestone payments, for which we currently do not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021. We will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any additional debt or equity funding must be approved by InvaGen. We cannot be certain that InvaGen will approve any debt or equity funding or that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

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

Recently Adopted and Issued Accounting Pronouncements

See Note 2.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

	For The Three Months Ended
	March 31,
($ in thousands)	2021	2020
Total cash used in:
Operating activities	$(1,307)	$(1,171)
Investing activities	-	(1,000)
Net decrease in cash	$(1,307)	$(2,171)

 Operating Activities

Net cash used in operating activities was $1.3 million for the three months ended March 31, 2021, primarily comprised of our $1.0 million net loss and decreases in operating assets and liabilities of $0.4 million partially offset by $0.1 million in share based compensation.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2020, primarily comprised of our $1.2 million net loss and decreases in operating assets and liabilities of $0.2 million partially offset by $0.2 million in share based compensation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $0 and $1.0 million, respectively. Net cash used in the three months ended March 31, 2020 was the milestone payment due to our licensor pursuant to our NDA submission.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize IV Tramadol in a timely manner if the Merger Transaction does not occur;

•	continuing to incur significant legal expenses related to the merger;

•	the SPMA and the Stockholder’s Agreement restricting us from engaging in certain activities that could be advantageous to our business but that are not permitted without InvaGen’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction. As we did not receive approval from the FDA for IV Tramadol on or before April 30, 2021, InvaGen is no longer subject to the mandatory closing obligations under the SPMA, but retains an option to complete the Merger Transaction until October 31, 2021 (the time following which we may choose to terminate the SPMA), and also retains the option to terminate the SPMA.

In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to our ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time following which we can chose to terminate the SPMA.

Regardless of whether InvaGen terminates the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. The following are some of the actions that shall not be taken without the prior written consent of InvaGen:

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

On November 12, 2018, the Company entered into the SPMA with InvaGen, and Madison Pharmaceuticals, Inc. pursuant to which, among other things and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and becoming a wholly-owned subsidiary of InvaGen.

Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction. As we did not receive approval from the FDA for IV Tramadol on or before April 30, 2021, InvaGen is no longer subject to the mandatory closing obligations under the SPMA, but retains an option to complete the Merger Transaction until October 31, 2021 (the time following which we may choose to terminate the SPMA), and also retains the option to terminate the SPMA. Additionally, the SPMA contains customary representations, warranties, covenants and termination rights, as well as certain customary conditions. Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the SPMA is terminated, the market price of our ordinary shares will likely decline. In addition, our share price may be adversely affected as a result of the fact that we may continue to incur significant legal expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the Merger Transaction does not occur, or if the SPMA is terminated, our business could be materially and adversely affected.

Over the past several months, we have communicated with InvaGen relating to its assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to us its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since we did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the SPMA because as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain. There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against us.

During the pendency of any dispute regarding these matters, we may be, and so long as the SPMA and Stockholder’s Agreement remains in place we will be, prohibited from engaging in a change-of-control transaction, selling our rights to IV Tramadol, or effecting an equity or debt financing, in each case without the prior written consent of InvaGen. In the event that the Merger Transaction does not occur, we will need to obtain additional financing.

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

If the application for IV Tramadol is approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

•	establish and maintain agreements with our contract manufacturers, wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	obtain sufficient quantities of IV Tramadol from qualified third-party manufacturers that manufacture in accordance with Current Good Manufacturing Practices (CGMP) requirements, as required to meet commercial demand at launch and thereafter;

•	hire, train, deploy and support our sales force;

•	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;

•	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;

•	obtain and maintain government and private payer reimbursement for our product; and

•	maintain patent protection and regulatory exclusivity for IV Tramadol.

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

Our unaudited interim condensed financial statements as of March 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2021, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $74.3 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including amending existing lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

In the event we were to pursue a bankruptcy reorganization under the U.S. Bankruptcy Code, we would be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our common stock from trading on Nasdaq.

We continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. If we continue to experience financial and operating challenges or are unsuccessful or unable to raise additional capital, there is risk that it will be necessary for us to commence reorganization proceedings. In the event we were to pursue such a restructuring, our operations, our ability to develop and execute our business plan and our continuation as a going concern would be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to maintain the listing of our common stock on the Nasdaq Capital Market; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of third parties who have claims and/or interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any reorganization effected under the U.S. Bankruptcy Code will result in a total loss of your investment in our common stock.

In addition, if we were to commence bankruptcy proceedings, our shares of common stock would likely be delisted from trading on Nasdaq. Nasdaq rules provide that securities of a company that trades on Nasdaq may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, Nasdaq would likely issue a delisting letter immediately following such a filing. If Nasdaq were to issue such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our common stock would soon thereafter be delisted and our common stock could be traded in the over-the-counter markets. Any delisting of our common stock could result in a substantial decline in the value of our common stock including, among other reasons, for the reduced liquidity of our common stock.

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

Item 2.          Recent Sales of Unregistered Securities.

N/A.

Item 3.          Defaults Upon Senior Securities.

N/A.

Item 4.          Mine Safety Disclosures.

N/A.

Item 5.          Other Information.

N/A.

Item 6.          Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2021.
31.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2021.
32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2021.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2021.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 17, 2021	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)