Form 10-Q
period 2021-06-30
AVENUE THERAPEUTICS, INC.
filed 2021-08-16
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ⌧   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ⌧   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2021
Common Stock, $0.0001 par value	16,748,068

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2021

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

Risks Pertaining to Our Potential Merger with InvaGen Pharmaceuticals, Inc. (“InvaGen”)

●	The fact that there is a merger pending could have an adverse effect on our business and results of operations.
●	If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock.
●	Fortress has the right to receive a significant grant of shares of our common stock annually if the pending merger with InvaGen does not occur, which will result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Risks Pertaining to Our Business and Influence

●	We currently have no drug products for sale, and only one drug product candidate, Intravenous (“IV”) Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will receive regulatory approval, or IV Tramadol will be successfully commercialized.
●	If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or any future product candidates, we may need to abandon or limit our development of some of our product candidates.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
●	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Risks Pertaining to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.

●	We may encounter FDA deficiencies that delay our approval, or we may not obtain approval, if we do not sufficiently address the issues raised by FDA during our meetings with FDA, as described in Complete Response Letters (“CRLs”), or as part of our Formal Dispute Resolution Request.
●	Even if we respond to FDA’s requests for information and deficiencies, provide robust scientific justifications and supporting data, there is no guarantee that FDA will accept our responses, or change its own preliminary conclusions about our product candidate.
●	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial regulatory scrutiny.
●	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.
●	If the DEA decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

Risks Pertaining to the Commercialization of Product Candidates

●	Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.
●	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
●	We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
●	If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,121	$3,132
Prepaid expenses and other current assets	70	113
Total Assets	$1,191	$3,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$416	$857
Accounts payable and accrued expenses - related party	133	29
Total current liabilities	549	886

Total Liabilities	549	886

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,748,068 and 16,747,803 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	75,855	75,625
Accumulated deficit	(75,215)	(73,268)
Total Stockholders’ Equity	642	2,359
Total Liabilities and Stockholders’ Equity	$1,191	$3,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$328	$1,219	$586	$1,916
General and administrative	623	684	1,366	1,261
Loss from operations	(951)	(1,903)	(1,952)	(3,177)

Interest income	(2)	(15)	(5)	(47)
Net Loss	$(949)	$(1,888)	$(1,947)	$(3,130)

Net loss per common share outstanding, basic and diluted	$(0.06)	$(0.11)	$(0.12)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	16,556,320	16,474,655	16,556,320	16,474,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2021	250,000	$—	16,748,068	$2	$75,739	$(74,266)	$1,475
Share based compensation	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(949)	(949)
Balance at June 30, 2021	250,000	$—	16,748,068	$2	$75,855	$(75,215)	$642

Six months ended June 30, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	—	—	—	—	230	—	230
Cashless exercise of warrants	—	—	265	—	—	—	—
Net loss	—	—	—	—	—	(1,947)	(1,947)
Balance at June 30, 2021	250,000	$—	16,748,068	$2	$75,855	$(75,215)	$642

Three months ended June 30, 2020

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	250,000	$—	16,682,803	$2	$75,130	$(69,359)	$5,773
Share based compensation	—	—	20,000	—	216	—	216
Net loss	—	—	—	—	—	(1,888)	(1,888)
Balance at June 30, 2020	250,000	$—	16,702,803	$2	$75,346	$(71,247)	$4,101

Six months ended June 30, 2020
	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	250,000	$—	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	—	—	20,000	—	431	—	431
Cashless exercise of warrants	—	—	613	—	—	—	—
Net loss	—	—	—	—	—	(3,130)	(3,130)
Balance at June 30, 2020	250,000	$—	16,702,803	$2	$75,346	$(71,247)	$4,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(1,947)	$(3,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	230	431
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	43	96
Accounts payable and accrued expenses	(441)	92
Accounts payable and accrued expenses - related party	104	23
Net cash and cash equivalents used in operating activities	(2,011)	(2,488)

Cash flows from investing activities:
Milestone payment for research and development licenses	—	(1,000)
Net cash and cash equivalents used in investing activities	—	(1,000)

Net change in cash and cash equivalents	(2,011)	(3,488)
Cash and cash equivalents, beginning of period	3,132	8,745
Cash and cash equivalents, end of period	$1,121	$5,257

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2021, the Company had an accumulated deficit of $75.2 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“the First CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review and a response will be provided by August 26, 2021. There can be no assurance that the FDRR pursued by the Company will be completed within the timelines provided in the FDA’s guidance for its dispute resolution process and no assurance that any such FDRR will be successful. The Company’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol which would follow shortly after a potentially successful outcome from the FDRR review, and potentially on whether or not the Company procures additional capital.

As of June 30, 2021, the Company had cash and cash equivalents of $1.1 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation to make $5.0 million in contractual milestone payments, for which the Company currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021. The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any additional debt or equity funding must be approved by InvaGen. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The unaudited interim condensed financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,	June 30,
	2021	2020
Unvested restricted stock units/awards	1,139,910	1,221,575
Preferred shares	250,000	250,000
Total potential dilutive effect	1,389,910	1,471,575

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

Note 3 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Accounts payable	$82	$143
Accrued employee compensation	216	23
Accrued contracted services and other	118	691
Accounts payable and accrued expenses	$416	$857

Note 4 — Related Party Transactions

Effective June 1, 2021, the Company, InvaGen, Fortress and Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey will have the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasts until the approval of IV tramadol by the FDA or until the employee’s services are needed again by the Company. The amounts reimbursable to Avenue are $25,000 for the three and six months ended June 30, 2021.

Effective June 24, 2021, Fortress and certain of the Company’s key employees entered into retention agreements (the “Fortress Retention Agreements”) pursuant to which retention bonuses are payable only if the Merger Transaction (as defined in the SPMA) occurs and the applicable employee remains employed by the Company immediately prior to the closing of the Merger Transaction. These Fortress Retention Agreements are effective until the earlier of the consummation of the Merger Transaction or the termination of the SPMA. Amounts potentially payable to these key employees are $2.9 million as of June 30, 2021.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the six months ended June 30, 2021:

		Weighted
	Number of Units	Average Grant
	and Awards	Date Fair Value
Unvested balance at December 31, 2020	1,139,910	$5.96
Granted	—	$—
Vested	—	$—
Unvested balance at June 30, 2021	1,139,910	$5.96

For the three months ended June 30, 2021 and 2020, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.2 million and $0.4 million, respectively.

At June 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years. This amount does not include, as of June 30, 2021, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2021:

		Weighted	Aggregate
		Average	Intrinsic Value
	Warrants	Exercise Price	(in thousands)
Outstanding, December 31, 2020	15,841	$0.6315	$84
Exercised	(265)	$0.0001	—
Outstanding, June 30, 2021	15,576	$0.6422	$33

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

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (the First CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the Second CRL) from the FDA regarding our NDA for IV tramadol. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a formal dispute resolution request (FDRR) with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review and a response will be provided by August 26, 2021. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

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

On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. We submitted a FDRR with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review and a response will be provided by August 26, 2021.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received the First CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the First CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the First CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and in connection therewith, had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review and a response will be provided by August 26, 2021.

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

Our net loss for the six months ended June 30, 2021 and 2020 was approximately $1.9 million and $3.1 million, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $75.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the U.S.

We need to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations, research and development activity or regulatory approval activity; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

Results of Operations

General

At June 30, 2021, we had an accumulated deficit of $75.2 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2021 and 2020

	For The Three Months Ended		Change
	June 30,	June 30,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$328	$1,219	$(891)	(73)%
General and administrative	623	684	(61)	(9)%
Loss from operations	(951)	(1,903)	952	(50)%

Interest income	(2)	(15)	(13)	(87)%
Net Loss	$(949)	$(1,888)	$939	(50)%

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

For the three months ended June 30, 2021 and 2020, research and development expenses were $0.3 million and $1.2 million, respectively. The decrease of $0.9 million is primarily due to decreases of $0.6 million associated with NDA related and advisory committee preparation costs and $0.3 million in commercial validation manufacturing activities.

We expect our research and development activities to continue as we attempt to gain regulatory approval for our existing product candidate, reflecting costs associated with the following:

●	employee-related expenses;
●	license fees and milestone payments related to in-licensed product and technology;
●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with non-clinical activities, and regulatory approvals.

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

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $0.6 million and $0.7 million, respectively. The decrease of $0.1 million is due to $0.1 million in non-cash stock compensation costs.

Interest Income

Interest income was $2,000 and $15,000 for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2021 and 2020

	For The Six Months Ended		Change
	June 30,	June 30,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$586	$1,916	$(1,330)	(69)%
General and administrative	1,366	1,261	105	8%
Loss from operations	(1,952)	(3,177)	1,225	(39)%

Interest income	(5)	(47)	(42)	(89)%
Net Loss	$(1,947)	$(3,130)	$1,183	(38)%

Research and Development Expenses

For the six months ended June 30, 2021 and 2020, research and development expenses were $0.6 million and $1.9 million, respectively. The decrease of $1.3 million is primarily due to decreases of $0.9 million for NDA related and advisory committee preparation costs, $0.3 million in commercial validation manufacturing activities and $0.1 million in stock compensation costs.

General and Administrative Expenses

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $1.4 million and $1.3 million, respectively. General and administrative expenses increased by $0.1 million primarily due to an increase of $0.2 million in legal costs partially offset by a decrease of $0.1 million in stock compensation costs.

Interest Income

Interest income was $5,000 and $47,000 for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments and falling interest rates.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we had an accumulated deficit of $75.2 million. We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

In the event that IV Tramadol is approved by the FDA, this triggers an obligation by us to make $5.0 million in milestone payments, for which we currently do not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, the Company believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021. We need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any additional debt or equity funding must be approved by InvaGen. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

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

Recently Adopted and Issued Accounting Pronouncements

See Note 2.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

	For The Six Months Ended
	March 31,
($ in thousands)	2021	2020
Total cash and cash equivalents used in:
Operating activities	$(2,011)	$(2,488)
Investing activities	—	(1,000)
Net decrease in cash and cash equivalents	$(2,011)	$(3,488)

Operating Activities

Net cash and cash equivalents used in operating activities was $2.0 million for the six months ended June 30, 2021, primarily comprised of our $1.9 million net loss and decreases in operating assets and liabilities of $0.3 million partially offset by $0.2 million in share based compensation.

Net cash and cash equivalents used in operating activities was $2.5 million for the six months ended June 30, 2020, primarily comprised of our $3.1 million net loss partially offset by increases in operating assets and liabilities of $0.2 million and $0.4 million in share based compensation.

Investing Activities

Net cash and cash equivalents used in investing activities for the six months ended June 30, 2021 and 2020 was $0 and $1.0 million, respectively. Net cash used in the six months ended June 30, 2020 was the milestone payment due to our licensor pursuant to our NDA submission.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While the merger is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

●	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize IV Tramadol in a timely manner if the Merger Transaction does not occur;
●	continuing to incur significant legal expenses related to the merger;
●	the SPMA and the Stockholder’s Agreement restricting us from engaging in certain activities that could be advantageous to our business but that are not permitted without InvaGen’s consent; and
●	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

Consummation of the Merger Transaction is conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction. As we did not receive approval from the FDA for IV Tramadol on or before April 30, 2021, InvaGen is no longer subject to the mandatory closing obligations under the SPMA, but retains an option to complete the Merger Transaction until October 31, 2021 (the time at which we may choose to terminate the SPMA), and also retains the option to terminate the SPMA.

In the event that InvaGen does not exercise its right to terminate the SPMA, certain restrictions relating to our ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time at which we can chose to terminate the SPMA.

Regardless of whether InvaGen terminates the SPMA, InvaGen will retain certain rights pursuant to the Stockholder’s Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. The following are some of the actions that shall not be taken without the prior written consent of InvaGen:

●	increase in authorized shares of our stock;
●	any agreement or transaction that would adversely treat the holders of our common shares as compared to the holders of our Class A Preferred Shares;

●	issuance of any shares of our capital stock or any securities convertible into, or other rights to acquire, shares of our capital stock (including options, warrants or bonds), except for issuances to our officers for services performed;
●	any transfer or license of any asset for less than fair market value, as determined by a recognized independent valuation firm agreed upon by us and InvaGen; or
●	entry into any transaction or agreement with any affiliate of ours (including Fortress or its Affiliates).

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

If the application for IV Tramadol is approved, our ability to generate revenues from IV Tramadol will depend on our ability to:

●	establish and maintain agreements with our contract manufacturers, wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	obtain sufficient quantities of IV Tramadol from qualified third-party manufacturers that manufacture in accordance with Current Good Manufacturing Practices (CGMP) requirements, as required to meet commercial demand at launch and thereafter;
●	hire, train, deploy and support our sales force;
●	create market demand for IV Tramadol through our own marketing and sales activities, and any other arrangements to promote this product candidate we may later establish;
●	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;
●	obtain and maintain government and private payer reimbursement for our product; and
●	maintain patent protection and regulatory exclusivity for IV Tramadol.

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

On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review and a response will be provided by August 26, 2021. The Company’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not the Company procures additional capital.

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

Additionally, if one or more of our current or future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of serious risk-related labeling statements, specific warnings, precautions, or contraindication;
●	regulatory authorities may suspend or withdraw their approval of the product, or require the suspension of manufacturing, or the recall of the product from the market;
●	regulatory authorities may require implementation of burdensome post-market risk mitigation strategies and practices;
●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or
●	our reputation may suffer.

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

We are an “emerging growth company” as that term is used in the JOBS Act, and may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	IV Tramadol or other future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring, sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and
●	there are any regulatory developments affecting IV Tramadol or the product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for IV Tramadol, or any other product candidates that we may license or acquire;
●	manufacture commercial quantities of IV Tramadol or other product candidates, if approved, at acceptable cost levels; and
●	develop a commercial organization and the supporting infrastructure required to successfully market and sell IV Tramadol or other product candidates, if approved.

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

Our unaudited interim condensed financial statements as of June 30, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2021, we had cash and cash equivalents of $1.1 million and an accumulated deficit of $75.2 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including amending existing lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for our product candidate, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our product candidate from our contract manufacturers in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates.

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

We may be unable to establish any agreements with such third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including, but not necessarily limited to:

●	reliance on the third party for regulatory compliance and quality assurance;
●	raw material or active ingredient shortages from suppliers the third party has qualified for our product;
●	the possible breach of the manufacturing agreement by the third party;
●	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Risks Pertaining to Regulatory Approval Process

We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.

We continue to pursue regulatory approval. We have filed a Formal Dispute Resolution Request (FDRR) in accordance with the FDRR process that exists within the FDA’s Center for Drug Evaluation and Research (CDER) for resolving scientific and/or medical disputes between CDER and sponsors that cannot be resolved at the division level. The FDA has significant regulatory discretion, and even where we have submitted information, responses, data and scientific rationales for our positions, the FDA may not accept these responses or may otherwise conclude that we have not fully satisfied their concerns. Even by escalating above the division level by utilizing the FDA’s Formal Dispute Resolution process, there is no guarantee that the FDA will accept our FDRR for review, and if they do, that the FDA’s agrees with our proposed outcome. There is no guarantee that the FDA will agree with our position, consider the deficiencies cited in the CRLs resolved, or grant regulatory approval. If the FDA agrees to hear our appeal, there is no guarantee that we will successfully establish a path forward regarding the unresolved issues identified by the scientific and technical reviewers. The FDRR process, itself, is inherently uncertain, and could lead to further delays, if the FDA declines to accept the request, decides to issue of an interim response, determines that a decision on the appeal must be made at a different level of management, or believes that new information has been introduced, and decides not to hear the appeal on the grounds that the FDA will only hear an appeal based on the same information that was relied upon to make the original decision.

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

In addition, later discovery of previously unknown adverse events or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product, operations, manufacturers or manufacturing processes;

●	restrictions or new requirements related to the promotion, labeling or marketing of a product;
●	restrictions on product distribution or use, including import and export restrictions;
●	requirements to conduct post-marketing studies or clinical trials;
●	Form FDA-483 findings, or warning letters;
●	recall of the product, or withdrawal of the product from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	fines, restitution or disgorgement of profits;
●	suspension or withdrawal of marketing or regulatory approvals;
●	suspension of any ongoing clinical trials;
●	refusal to permit the import or export of our product;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent, making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, or the knowing retention of an overpayment from government health care programs; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of the ACA of importance to our potential product candidate are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biological products;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
●	extension of manufacturers’ Medicaid rebate liability to drugs dispensed to Medicaid managed care organization enrollees;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under 340B Drug Pricing Program;
●	new requirements to report financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any products for which we may obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenues and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

Competitors may seek to develop alternative formulations of IV centrally acting synthetic opioid analgesics for our targeted indications that do not directly infringe on our in-licensed patent rights. The commercial opportunity for IV Tramadol could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;
●	development resources, including personnel and technology;
●	clinical trial experience;
●	regulatory experience;
●	expertise in prosecution of intellectual property rights; and
●	manufacturing, distribution and sales and marketing experience.

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

The commercial success of IV Tramadol, if approved, will depend upon its acceptance by the medical community, the ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for IV Tramadol by third party payors, including government payors. The degree of market acceptance of IV Tramadol or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the safety and use of IV Tramadol in its intended patient population;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
●	the safety of such product candidate seen in a broader patient group (i.e., real world use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third party payors and government authorities;
●	the relative convenience and ease of administration of the product candidate for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse side effects;
●	the effectiveness of our sales and marketing efforts;
●	changes in the standard of care for the targeted indications for our product candidate or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and
●	potential advantages over, and availability of, alternative treatments.

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

Factors that may inhibit our potential efforts to successfully commercialize our future product, if any, using our own sales and marketing capabilities include, but are not necessarily limited to:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
●	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The use of IV Tramadol and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire trial programs;

●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our product candidate or future product candidates.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their patents or misappropriated their technology, we could face a number of issues, including:

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;
●	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

●	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

Item 2.         Recent Sales of Unregistered Securities.

N/A.

Item 3.         Defaults Upon Senior Securities.

N/A.

Item 4.         Mine Safety Disclosures.

N/A.

Item 5.         Other Information.

N/A.

Item 6.         Financial Statements and Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021.
31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021.

32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 16, 2021	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)