Form 10-Q
period 2021-09-30
AVENUE THERAPEUTICS, INC.
filed 2021-11-15
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 12, 2021
Common Stock, $0.0001 par value	18,700,480

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended September 30, 2021

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

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our capital stock pursuant to its ownership of a class of preferred stock, some of the features of which have been contractually suspended.

Risks Pertaining to Our Business and Influence

●	If we fail to satisfy applicable listing standards, including compliance with the minimum market value of listed securities requirement, our common stock may be delisted from the NASDAQ Capital Market, which would impact the liquidity, and potentially the value, of your investment.
●	We currently have no drug products for sale, and only one drug product candidate, Intravenous (“IV”) Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will receive regulatory approval, or that IV Tramadol will be successfully commercialized.
●	If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or any future product candidates, we may need to abandon or limit our development of some of our product candidates.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
●	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Pertaining to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.
●	We may encounter FDA deficiencies that delay our approval, or we may not obtain approval, if we do not sufficiently address the issues raised by FDA during our meetings with FDA, as described in Complete Response Letters (“CRLs”), or as part of our Formal Dispute Resolution Request.
●	Even if we respond to FDA’s requests for information and deficiencies, provide robust scientific justifications and supporting data, there is no guarantee that FDA will accept our responses, or change its own preliminary conclusions about our product candidate.

●	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial ongoing regulatory scrutiny.
●	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.
●	If the Drug Enforcement Agency (“DEA”) decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

Risks Pertaining to the Commercialization of Product Candidates

●	Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.
●	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
●	We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
●	If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$585	$3,132
Other receivables - related party	74	—
Prepaid expenses and other current assets	29	113
Total Assets	$688	$3,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$672	$857
Accounts payable and accrued expenses - related party	176	29
Total current liabilities	848	886

Total Liabilities	848	886

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 16,793,693 and 16,747,803 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	75,924	75,625
Accumulated deficit	(76,086)	(73,268)
Total Stockholders’ Equity (Deficit)	(160)	2,359
Total Liabilities and Stockholders’ Equity (Deficit)	$688	$3,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$278	$466	$864	$2,382
General and administrative	594	571	1,960	1,832
Loss from operations	(872)	(1,037)	(2,824)	(4,214)

Interest income	(1)	(9)	(6)	(56)
Net Loss	$(871)	$(1,028)	$(2,818)	$(4,158)

Net loss per common share outstanding, basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	16,627,427	16,519,464	16,580,283	16,489,701

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at June 30, 2021	250,000	$—	16,748,068	$2	$75,855	$(75,215)	$642
Share based compensation	—	—	45,000	—	69	—	69
Cashless exercise of warrants	—	—	625	—	—	—	—
Net loss	—	—	—	—	—	(871)	(871)
Balance at September 30, 2021	250,000	$—	16,793,693	$2	$75,924	$(76,086)	$(160)

Nine months ended September 30, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	—	—	45,000	—	299	—	299
Cashless exercise of warrants	—	—	890	—	—	—	—
Net loss	—	—	—	—	—	(2,818)	(2,818)
Balance at September 30, 2021	250,000	$—	16,793,693	$2	$75,924	$(76,086)	$(160)

Three months ended September 30, 2020

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	250,000	$—	16,702,803	$2	$75,346	$(71,247)	$4,101
Share based compensation	—	—	45,000	—	161	—	161
Net loss	—	—	—	—	—	(1,028)	(1,028)
Balance at September 30, 2020	250,000	$—	16,747,803	$2	$75,507	$(72,275)	$3,234

Nine months ended September 30, 2020
	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$—	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	—	—	65,000	—	592	—	592
Cashless exercise of warrants	—	—	613	—	—	—	—
Net loss	—	—	—	—	—	(4,158)	(4,158)
Balance at September 30, 2020	250,000	$—	16,747,803	$2	$75,507	$(72,275)	$3,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(2,818)	$(4,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	299	592
Changes in operating assets and liabilities:
Other receivables - related party	(74)	—
Prepaid expenses and other current assets	84	143
Accounts payable and accrued expenses	(185)	(14)
Accounts payable and accrued expenses - related party	147	17
Net cash and cash equivalents used in operating activities	(2,547)	(3,420)

Cash flows from investing activities:
Milestone payment for research and development licenses	—	(1,000)
Net cash and cash equivalents used in investing activities	—	(1,000)

Net change in cash and cash equivalents	(2,547)	(4,420)
Cash and cash equivalents, beginning of period	3,132	8,745
Cash and cash equivalents, end of period	$585	$4,325

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

Consummation of the Merger Transaction was conditioned upon, among other things, U.S. Federal Drug Administration (“FDA”) approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction (but would instead retain an option to complete the Merger Transaction up until such time as the SPMA was terminated). Pursuant to the SPMA, the Company could choose to terminate the SPMA after October 31, 2021, if FDA approval of IV Tramadol had not occurred by such time. On November 1, 2021, the Company terminated the SPMA.

Even though the SPMA has been terminated, InvaGen retains certain rights pursuant to the Stockholders Agreement, entered into on November 12, 2018 between the Company, InvaGen and Fortress, and other agreements entered into in connection therewith on such date. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction and include among other things, the right to restrict the Company from certain equity issuances and changes to the Company’s capital stock without obtaining InvaGen’s prior written consent.

Over the past year, the Company has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of the Company’s New Drug Application (“NDA”) in February 2021, InvaGen communicated to the Company that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. Even though the SPMA has been terminated, it is still possible for InvaGen to pursue monetary claims against the Company and/or Fortress based on the foregoing or other potential causes of action.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $76.1 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“the First CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, the Company received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, the Company submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, the Company received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. There can be no assurance that any such FDRR will be successful. The Company’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol which would follow shortly after a potentially successful outcome from the FDRR review, and potentially on whether or not the Company procures additional capital.

As of September 30, 2021, the Company had cash and cash equivalents of $0.6 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the fourth quarter of 2021. The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any equity funding must be approved by InvaGen. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The unaudited interim condensed financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Nine Months Ended
	September 30,	September 30,
	2021	2020
Unvested restricted stock units/awards	1,014,256	1,139,910
Preferred shares	250,000	250,000
Total potential dilutive effect	1,264,256	1,389,910

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

Note 3 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Accounts payable	$202	$143
Accrued employee compensation	302	23
Accrued contracted services and other	168	691
Accounts payable and accrued expenses	$672	$857

Note 4 — Related Party Transactions

Effective June 1, 2021, the Company, InvaGen, Fortress and Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey will have the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasts until the approval of IV tramadol by the FDA or until the employee’s services are needed again by the Company. The amounts reimbursable to Avenue are $74,000 and $98,000 for the three and nine months ended September 30, 2021, respectively. The amount due to the Company as of September 30, 2021 that is related to this secondment agreement is $74,000 and is included in "Other receivables - related party" on the Company's condensed balance sheets.

Effective June 24, 2021, Fortress and certain of the Company’s key employees entered into retention agreements (the “Fortress Retention Agreements”) pursuant to which retention bonuses are payable only if the Merger Transaction (as defined in the SPMA) occurs and the applicable employee remains employed by the Company immediately prior to the closing of the Merger Transaction. These Fortress Retention Agreements are effective until the earlier of the consummation of the Merger Transaction or the termination of the SPMA. Amounts potentially payable to these key employees are $2.9 million as of September 30, 2021. On October 7, 2021, an agreement with a fourth key employee was signed with the same terms and conditions as set forth in the Fortress Retention Agreements. The amount potentially payable to this employee is $0.3 million. As the SPMA was terminated on November 1, 2021, there are no amounts payable under the Fortress Retention Agreements.

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the nine months ended September 30, 2021:

		Weighted
	Number of Units	Average Grant
	and Awards	Date Fair Value
Unvested balance at December 31, 2020	1,139,910	$5.96
Granted	—	$—
Vested	(125,654)	$4.97
Unvested balance at September 30, 2021	1,014,256	$6.09

For the three months ended September 30, 2021 and 2020, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $69,000 and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.3 million and $0.6 million, respectively.

At September 30, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years. This amount does not include, as of September 30, 2021, 487,586 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2021:

		Weighted	Aggregate
		Average	Intrinsic Value
	Warrants	Exercise Price	(in thousands)
Outstanding, December 31, 2020	15,841	$0.6315	$84
Exercised	(890)	$0.0001	—
Outstanding, September 30, 2021	14,951	$0.6691	$19

Note 6 — Subsequent Events

On November 12, 2021, the Company, pursuant to an underwritten public offering, sold 1,946,787 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $2.6 million before deducting underwriting discounts and commissions and other estimated expenses. In addition, the Company granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares, solely to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $3.0 million, if the over-allotment option is exercised in full.

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

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (the First CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the Second CRL) from the FDA regarding our NDA for IV tramadol. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a formal dispute resolution request (FDRR) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (OND) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

On November 12, 2018, we, InvaGen Pharmaceuticals Inc. (InvaGen), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (SPMA), pursuant to which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of our stock. In the second stage, InvaGen would acquire the remaining issued and outstanding of our capital stock for approximately $180 million in a reverse subsidiary merger transaction (the Merger Transaction). The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the Stock Purchase Transaction) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis. On November 1, 2021, we terminated the SPMA.

On November 12, 2021, through an underwritten public offering, we sold 1,946,787 shares of our common stock at a price of $1.34 per share for gross proceeds of approximately $2.6 million before deducting underwriting discounts and commissions and other estimated expenses. In addition, we granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares, solely to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $3.0 million, if the over-allotment option is exercised in full.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received the First CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the First CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the First CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and in connection therewith, had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.

On November 12, 2018, we, InvaGen, and Madison Pharmaceuticals, Inc. entered into the SPMA, in which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of our fully diluted capital stock. In the second stage, InvaGen would acquire our remaining issued and outstanding capital stock for approximately $180 million pursuant to the Merger Transaction. The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the Stock Purchase Transaction) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis.

Consummation of the Merger Transaction was conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the SPMA with respect to the Merger Transaction (but would instead retain an option to complete the Merger Transaction up until such time as the SPMA was terminated). Pursuant to the SPMA, we could choose to terminate the SPMA after October 31, 2021, if FDA approval of IV Tramadol had not occurred by such time. On November 1, 2021, we terminated the SPMA.

Even though the SPMA has been terminated, InvaGen retains certain rights pursuant to the Stockholders Agreement, entered into on November 12, 2018 between us, InvaGen and Fortress, and other agreements entered into in connection therewith on such date. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction and include among other things, the right to restrict us from certain equity issuances and changes to our capital stock without obtaining InvaGen’s prior written consent.

Over the past year, we have communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of our NDA in February 2021, InvaGen communicated to us that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. Even though the SPMA has been terminated, it is still possible for InvaGen to pursue monetary claims against us and/or Fortress based on the foregoing or other potential causes of action.

Our net loss for the nine months ended September 30, 2021 and 2020 was approximately $2.8 million and $4.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $76.1 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Results of Operations

General

At September 30, 2021, we had an accumulated deficit of $76.1 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2021 and 2020

	For The Three Months Ended		Change
	September 30,	September 30,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$278	$466	$(188)	(40)%
General and administrative	594	571	23	4%
Loss from operations	(872)	(1,037)	165	(16)%

Interest income	(1)	(9)	(8)	(89)%
Net Loss	$(871)	$(1,028)	$157	(15)%

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

For the three months ended September 30, 2021 and 2020, research and development expenses were $0.3 million and $0.5 million, respectively. The decrease of $0.2 million is primarily associated with NDA review related costs.

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

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $0.6 million. We incurred increased legal costs of $0.1 million related to our FDRR while this was offset with a decrease of $0.1 million in professional fees.

Interest Income

Interest income was $1,000 and $9,000 for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	For The Nine Months Ended		Change
	September 30,	September 30,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$864	$2,382	$(1,518)	(64)%
General and administrative	1,960	1,832	128	7%
Loss from operations	(2,824)	(4,214)	1,390	(33)%

Interest income	(6)	(56)	(50)	(89)%
Net Loss	$(2,818)	$(4,158)	$1,340	(32)%

Research and Development Expenses

For the nine months ended September 30, 2021 and 2020, research and development expenses were $0.9 million and $2.4 million, respectively. The decrease of $1.5 million is primarily due to decreases of $1.0 million for NDA related and advisory committee preparation costs, $0.3 million in commercial validation manufacturing activities, $0.1 million in personnel costs and $0.1 million in stock compensation costs.

General and Administrative Expenses

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $1.9 million and $1.8 million, respectively. General and administrative expenses increased by $0.1 million primarily due to an increase of $0.4 million in legal costs partially offset by decreases of $0.2 million in stock compensation costs and $0.1 million in professional fees.

Interest Income

Interest income was $6,000 and $56,000 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and short-term investments and falling interest rates.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we had an accumulated deficit of $76.1 million. We have used the funds from our IPO and from the InvaGen share purchase to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the fourth quarter of 2021. We need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stockholder’s Agreement, any equity funding must be approved by InvaGen. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

In addition to the foregoing, based on current assessments, we do not expect any material impact on our regulatory timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Recently Adopted and Issued Accounting Pronouncements

See Note 2.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	For The Nine Months Ended
	September 30,
($ in thousands)	2021	2020
Total cash and cash equivalents used in:
Operating activities	$(2,547)	$(3,420)
Investing activities	—	(1,000)
Net decrease in cash and cash equivalents	$(2,547)	$(4,420)

Operating Activities

Net cash and cash equivalents used in operating activities was $2.5 million for the nine months ended September 30, 2021, primarily comprised of our $2.8 million net loss partially offset by $0.3 million in share based compensation.

Net cash used in operating activities was $3.4 million for the nine months ended September 30, 2020, primarily comprised of our $4.2 million net loss partially offset by increases in operating assets and liabilities of $0.2 million and $0.6 million in share based compensation.

Investing Activities

Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2021 and 2020 was $0 and $1.0 million, respectively. Net cash used in the nine months ended September 30, 2020 was the milestone payment due to our licensor pursuant to our NDA submission.

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

With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Pertaining to Our Stockholders Agreement with InvaGen Pharmaceuticals

While the SPMA has been terminated, InvaGen retains certain rights pursuant to the Stockholders Agreement between us and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the first stage closing. The following are some of the actions that shall not be taken without the prior written consent of InvaGen:

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

At such time (if ever) as InvaGen no longer holds at least 75% of the Avenue shares it received in its initial 2019 equity subscription, Fortress would have the right to receive a significant grant of shares of our common stock annually, which would result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress is entitled to receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, are to receive an annual dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. At our Annual Meeting of the Stockholder’s held on June 13, 2018, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, amending the Class A Preferred dividend payment date from February 17 to January 1 of each year. Fortress’ right to receive this dividend was contractually waived in connection with the Waiver and Termination Agreement signed on November 12, 2018 between Avenue, Fortress and InvaGen, but Fortress’ right to receive such dividend will be revived at such time (if ever) as InvaGen no longer holds at least 75% of the Avenue shares it received in its initial 2019 equity subscription. These potential future share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

The agreements we entered into with Fortress in connection with the separation include the Management Services Agreement, or the MSA, and the Founders Agreement. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales and the provision of employment and transition services. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business. Effective November 12, 2018, the MSA fee and certain payment obligations pursuant to the Founders Agreement were waived under the Waiver and Termination Agreement signed between Avenue, Fortress and InvaGen.

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

On February 12, 2021, we resubmitted our NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. We continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL.. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.. Our ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not we procure additional capital.

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

Our unaudited interim condensed financial statements as of September 30, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2021, we had cash and cash equivalents of $0.6 million and an accumulated deficit of $76.1 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including amending existing lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

If we fail to satisfy applicable listing standards, including compliance with the minimum market value of listed securities requirement, our common stock may be delisted from the NASDAQ Capital Market.

On September 2, 2021, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that, based upon its review for the last 30 consecutive business days, we did not meet the continuing listing requirements of NASDAQ Marketplace Rule 5550(b)(2), which requires that we maintain a minimum market value of listed securities of at least $35 million. NASDAQ also informed us that we did not meet the requirements of Listing Rules 5550(b)(1) and 5550(b)(3). The notification from the NASDAQ Stock Market does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the NASDAQ under the symbol “ATXI”. Under NASDAQ’s Listing Rules, we have 180 calendar days from the date of the notification to regain compliance, which will expire on March 1, 2022. If, at any time during this period, the market value of our common stock closes at $35 million or more for a minimum of 10 consecutive business days, we will regain compliance with this requirement. If we are unable to regain compliance during the 180-day period, we will receive an additional notification that our securities are subject to delisting. We could, at that time, request a hearing to remain on the NASDAQ Capital Market, which request will ordinarily suspend such delisting determination until a decision is made by NASDAQ subsequent to the hearing.

There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Capital Market. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

31.1

Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

32.1	Certification of Chief Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 15, 2021	By: /s/ Lucy Lu, M.D.
Lucy Lu, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)