Form 10-K
period 2021-12-31
AVENUE THERAPEUTICS, INC.
filed 2022-03-25
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $16,813,403 based upon the closing sale price of our common stock of $2.51 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 21, 2022
Common Stock, $0.0001 par value	21,732,284

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

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

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

•	Fortress controls a voting majority of our capital stock pursuant to its ownership of a class of preferred stock, some of the features of which have been contractually suspended.

Risks Pertaining to Our Business and Influence

•

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

•	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.
●	We may encounter U.S. Federal Drug Administration (“FDA”) deficiencies that delay our approval, or we may not obtain approval, if we do not sufficiently address the issues raised by the FDA during our meetings with the FDA, as described in the Complete Response Letters (“CRLs”), or as part of our Formal Dispute Resolution Request.
●	Even if we respond to the FDA’s requests for information and deficiencies, provide robust scientific justifications and supporting data, there is no guarantee that the FDA will accept our responses, or change its own preliminary conclusions about our product candidate.
•	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial ongoing regulatory scrutiny.
•	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

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

PART I

Item 1.          Business

OVERVIEW

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (“IV”) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (“NDA”) for IV Tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV tramadol. We continued to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

 On November 12, 2018, we, InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (“SPMA”), pursuant to which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of our stock. In the second stage, InvaGen would acquire the remaining issued and outstanding of our capital stock for approximately $180 million in a reverse subsidiary merger transaction (the “Merger Transaction”). The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis. The SPMA was terminated on November 1, 2021.

In November 2021, through an underwritten public offering, we sold 2,238,805 shares of our common stock at a price of $1.34 per share resulting in net proceeds of $2.6 million. In addition, in December 2021, through an underwritten public offering, we sold 1,910,100 shares of our common stock at a price of $1.07 per share resulting in net proceeds of $1.8 million.

Background

On June 26, 2017, we completed an initial public offering (“IPO”) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received the First CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the First CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the First CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and in connection therewith, had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol.

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

OUR STRATEGY

Our primary objective is to establish IV Tramadol as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the management of postoperative pain. The key elements of our strategy include:

•

Obtain FDA approval of IV Tramadol for the management of postoperative acute pain.   In December 2019, we submitted an NDA for IV Tramadol and received the First CRL from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV tramadol. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes.

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

Advantages of IV Tramadol

Parenteral tramadol is approved and used for the management of postoperative acute pain throughout much of the world. Parenteral formulations include IV, intramuscular, or IM, and subcutaneous, or SC, formulations. Based on our review of IMS Health data from 2014 to 2016, we believe that parenteral tramadol accounts for approximately 10% of the total IV analgesics used in Europe. During the 10-year period from 2010 to 2019, approximately 370 million doses of parenteral tramadol were used in Europe, according to data from IQVIA (a 3rd party data provider). There is no parenteral formulation currently approved in the United States.

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

Clinical Development History

Revogenex, the previous Sponsor and Licensor, completed multiple nonclinical PK and toxicology studies in dogs, a Phase 1 dose proportionality study and a thorough QT/QTc (“TQT”) study of IV Tramadol in healthy volunteers, or the TQT Study. The dose proportionality study was designed to compare maximum exposure and cumulative exposures of IV Tramadol to that of oral tramadol, and to assess the dose proportionality of IV Tramadol in healthy adult volunteers. The TQT Study was done to evaluate whether IV Tramadol has the potential to affect the “corrected QT interval”, or QTc, in healthy volunteers. The QTc represents electrical depolarization and repolarization of the heart ventricles. A lengthened QTc is a marker for the potential of ventricular arrhythmias. The results of these studies are consistent with tramadol’s known toxicology profile, pharmacokinetics and pharmacology.

PK Study for IV Tramadol

In general, Phase 2 clinical trials include initial proof-of-concept efficacy studies, dose-finding studies, and initial safety assessments in the target (i.e., to-be-treated) population. We did not conduct Phase 2 clinical trials for IV Tramadol because tramadol is a known analgesic, and oral tramadol is labeled “for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate” in the United States. Instead, we completed pharmacokinetic (“PK”) simulations and conducted a pharmacokinetic and safety study in healthy volunteers, in order to select a Phase 3 dose and dosing regimen designed to achieve exposure to tramadol similar to that provided by oral tramadol. In 2016, we completed a PK study for IV Tramadol in healthy volunteers. A PK study generally involves dosing an experimental medicine in healthy volunteers and taking a series of blood measurements from the study participants to understand how the body handles the drug. A PK study provides information on important parameters such as systemic exposure, maximal and minimal levels of drug concentration in the blood and their time courses. The PK study we conducted was used to select a dose and dosing regimen of IV Tramadol that achieves similar exposure to that provided by oral tramadol at steady state.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received the First CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the First CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the First CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and in connection therewith, had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes.

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

We believe that IV Tramadol, if approved, will compete with a number of opioid and non-opioid drugs that are currently available for the management of acute pain or in development. The most commonly used opioids in the postoperative and acute pain settings are morphine, hydromorphone and fentanyl. The non-opioid drugs used in this setting include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine lipsome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant).

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as NTM-001 (Neumentum, Inc.) and CA-008 (Concentric Analgesics, Inc.).

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

IV Tramadol

Pursuant to the License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ’622 patent”), U.S. Patent No. 9,561,195 (“the ’195 patent”), U.S. Patent 9,566,253 (“the ’253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ’900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), U.S. Patent No. 10,624,842 (“the ’842 patent”), U.S. Patent No. 10,751,279 (the ‘279 patent), U.S. Patent No. 10,729,644 (the ‘644 patent), U.S. Patent No. 10,022,321 (“the ‘321 patent”), U.S. Patent No. 10,537,521 (“the ‘521 patent”), U.S. Patent No. 10,646,433 (“the ‘433 patent”), U.S. Patent No. 10,617,635 (“the ‘635 patent”), U.S. Patent No. 10,729,645 (”the ‘645 patent”), U.S. Patent No. 10,7512,277 (“the ‘277 patent”) and U.S. Patent No. 10,751,278 (“the ‘278 patent”), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

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

The ’195 patent includes claims directed to a method of treating moderate to severe acute pain by administering to a human patient a dose of about 50 mg of IV Tramadol over 10 to 20 minutes, and administering further doses of IV Tramadol at two to six hour time intervals to treat pain in said patient, (each dose administered over 10 to 20 minutes), such that the Cmax does not exceed the Cmax of 100 mg oral tramadol administered every six hours for nine doses. The term Cmax refers to the maximum plasma concentration of tramadol achieved during a dosing interval. The claims of the ’195 patent therefore further focus on a goal of the technology — that the blood plasma levels of tramadol resulting from our 50 mg intravenous dose to a patient would not be significantly greater than the blood plasma level of the blood plasma levels of tramadol that are already routinely experienced by patients in the United States who are administered oral doses of 100 mg tramadol. Tramadol hydrochloride is approved in the United States for oral administration in an amount from 50 mg to 100 mg administered every four to six hours, not to exceed 400 mg/day.

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

The '278 and '277 patents are directed to the treatment method, for example, where acute pain is treated.

Other patents are directed to tramadol doses other than about 50 mg. For example, the patents include the '279 patent and the '433 patent (about 60 mg tramadol), and the '521 patent and the '321 patent (about 25 mg tramadol).

The '645, '644, and '635 patents are directed to various aspects of the treatment method wherein tramadol is co-administered with another analgesic: ketorolac (the '645 patent), another analgesic selected from NSAIDs, acetaminophen, and another opioid (the '644 patent), or acetaminophen (the '635 patent).

We believe that the administration of, e.g., a 50 mg IV Tramadol dose over the prolonged time interval is efficacious and also may advantageously lead to a lower incidence of side effects and increased drug tolerability. Additionally, we believe that the claims of these patents patentably differentiate over all prior art that we are aware of and which was made of record with the USPTO.

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

The License Agreement further grants us exclusive commercialization rights to new patents/patent applications pending with the USPTO directed to the intravenous administration of tramadol co-administered with other analgesics. Currently, these patent applications include U.S. Application Serial No. 16/269,213 (“the ’213 application”, now the ‘279 patent), a continuation of the ’556 application and filed February 6, 2019; U.S. Application Serial No. 16/269,124 (“the ’124 application”; now U.S. Patent No. 10,729,644), a continuation of the ’522 application and filed on February 6, 2019; U.S. Application Serial No. 16/375,363 (“the ’363 application”, now the ‘635 patent), a continuation of the ’213 application and filed on April 4, 2019 (now U.S. Patent No. 10,751,279); and U.S. Application Serial No. 16/376,382 (“the ’382 application”, now the ‘645 patent), a continuation of the ’213 application and filed on April 5, 2019. The ’213 application is directed to intravenously administering a first dose of 60 mg of tramadol, later administering doses every 6 hours (except for the second dose, which is a loading dose administered in a shorter time period), and also administering another analgesic. The ’124 application (now the ‘644 patent) is similar, but it claims a dosage of 50 mg. The ’363 application is also similar to the ’213 application, in that it claims 60 mg, but it varies in that it specifies acetaminophen as the other analgesic. The ’382 application is similar to the ’124 application, in that it claims 50 mg, but it varies in that it specifies ketorolac as the other analgesic.

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

Our product candidate must be approved by the FDA through one of FDA’s available drug approval processes before they may be legally marketed in the United States – (1) an NDA submitted under section 505(b)(1) of the FDCA; (2) an abbreviated new drug application (“ANDA”) under section 505(j); or (3) a new drug application submitted under section 505(b)(2) of the FDCA (505(b)(2) application). We have already submitted our first 505(b)(2) application and intend to utilize the 505(b)(2) regulatory approval pathway for any additional product candidates. Development and approval of drugs generally involves the following:

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2022, effective through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA, is $3,117,218. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. NDAs for which clinical data are not required to demonstrate safety and effectiveness are reduced to half of the amount of the prescribed user fee, or $1,558,609 for FY 2022. PDUFA also imposes an annual Prescription Drug Program Fee ($369,413 per approved product for FY 2022) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

Employees

As of December 31, 2021, we had 4 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

Item 1A.Risk Factors

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

On February 12, 2021, we resubmitted our NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, we announced that we had received a second Complete Response Letter (the "Second CRL") from the FDA regarding the Company's NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL.. We submitted a formal dispute resolution request ("FDRR") with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs ("OND") of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.. Our ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA's review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not we procure additional capital.

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

Our financial statements as of December 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2021, we had cash and cash equivalents of $3.8 million and an accumulated deficit of $77.0 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the clinical development  and potential regulatory approval of IV Tramadol and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and potential commercialization of IV Tramadol or other potential product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our product.

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

On September 2, 2021, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“Nasdaq”) notifying us that, based upon its review for the last 30 consecutive business days, we did not meet the continuing listing requirements of Nasdaq Marketplace Rule 5550(b)(2), which requires that we maintain a minimum market value of listed securities of at least $35 million. Nasdaq also informed us that we did not meet the requirements of Listing Rules 5550(b)(1) and 5550(b)(3). Under Nasdaq’s Listing Rules, we had 180 calendar days from the date of the notification to regain compliance, which expired on March 1, 2022. We were unable to regain compliance during this 180-day period. Subsequently, on March 2, 2022, we received an additional notification from the Listing Qualifications Department stating that due to the deficiency, the Company’s securities would be delisted from Nasdaq on March 11, 2022, unless the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of the Company’s securities pending the Panel’s decision. On March 9, 2022, the Company submitted the hearing request. The hearing will take place in April and the Panel’s decision will follow shortly after. The pendency of the appeal does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the Nasdaq under the symbol “ATXI”.

Additionally, as previously disclosed on February 8, 2022, we received a letter from the Regulations Department of the Nasdaq Stock Market indicating that the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days, and that, therefore, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which is the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have automatically been afforded a 180-calendar day grace period, or until August 8, 2022, to regain compliance. The continued listing standard will be met if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If we are not in compliance by August 8, 2022, we may be afforded a second 180-calendar day period to regain compliance if it meets certain requirements.

There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the Nasdaq the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state "blue sky" laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

General Risk Factors

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

Holders

As of March 21, 2022, there were approximately 21.7 million shares of common stock outstanding. The number of record holders of our common stock as of March 21, 2022 was 38.

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

Equity Compensation Plans

On December 17, 2021, we filed a registration statement on Form S-8 under the Securities Act registering the common stock issued, issuable or reserved for issuance under our 2015 Incentive Plan, as amended (“2015 Plan”). The registration statement became effective immediately upon filing, and shares covered by the registration statement are eligible for sale in the public markets, subject to grant of the underlying awards, vesting provisions and Rule 144 limitations applicable to our affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding the securities authorized for issuance under our 2015 Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)
Equity compensation plans approved by security holders	4,000,000	$
Equity compensation plans not approved by security holders	—	—	—
Total	4,000,000	$

Recent Sales of Unregistered Securities

Not applicable.

Description of Registrant’s Securities to be Registered

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (“IV”) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (“NDA”) for IV Tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. To date, we have not received approval for the sale of our product candidate in any market and, therefore, have not generated any sales revenue from our product candidate.

Recent Developments

On November 12, 2018, we, InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (“SPMA”), pursuant to which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of our stock. In the second stage, InvaGen would acquire the remaining issued and outstanding of our capital stock for approximately $180 million in a reverse subsidiary merger transaction (the “Merger Transaction”). The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis. On November 1, 2021, we terminated the SPMA.

In November 2021, through an underwritten public offering, we sold 2,238,805 shares of our common stock at a price of $1.34 per share resulting in net proceeds of $2.6 million. In addition, in December 2021, through an underwritten public offering, we sold 1,910,100 shares of our common stock at a price of $1.07 per share resulting in net proceeds of $1.8 million.

On January 5, 2022, Mr. Joseph Vazzano notified us that he was resigning from his role as our Chief Financial Officer to pursue other opportunities, effective January 14, 2022. On January 7, 2022, the Board of Directors appointed Dr. Lucy Lu, M.D., our President and Chief Executive Officer, as our interim Chief Financial Officer and Principal Financial Officer.

Background

On June 26, 2017, we completed an initial public offering (“IPO”) of our common stock, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts, and other offering costs.

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

In December 2019, we submitted an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. In February 2020, the FDA accepted our NDA submission and set a PDUFA goal date of October 10, 2020. On October 12, 2020, we announced that we had received the First CRL from the FDA regarding our NDA. In November 2020, we had a Type A Meeting with the FDA to discuss issues raised in the First CRL. On February 12, 2021, we resubmitted the NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA, which was conducted following receipt of the First CRL. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We continue to pursue regulatory approval for IV Tramadol and in connection therewith, had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol.

On November 12, 2018, we, InvaGen, and Madison Pharmaceuticals, Inc. entered into the SPMA, in which we agreed to our sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of our fully diluted capital stock. In the second stage, InvaGen would acquire our remaining issued and outstanding capital stock for approximately $180 million pursuant to the Merger Transaction. The SPMA was approved by a majority of our stockholders, including a majority of our non-affiliated stockholders, at our special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 5,833,333 shares of our common stock at $6.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in our capital stock on a fully diluted basis.

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

Our net loss for the years ended December 31, 2021 and 2020 was approximately $3.7 million and $5.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $77.0 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	For The Years Ended		Change
	December 31,
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$1,254	$2,866	$(1,612)	(56)%
General and administrative	2,484	2,347	137	6%
Loss from operations	(3,738)	(5,213)	1,475	(28)%

Interest income	(7)	(62)	(55)	(89)%
Net Loss	$(3,731)	$(5,151)	$1,420	(28)%

Research and Development Expenses

For the years ended December 31, 2021 and 2020, research and development expenses were $1.3 million and $2.9 million, respectively. The $1.6 million decrease primarily reflects decreases of: $0.9 million due to the commercial validation batches and NDA review work done in 2020 with our supplier, $0.6 million in consulting and NDA review activities associated with advisory committee preparation and NDA information requests in 2020 and $0.1 million in non-cash stock compensation costs.

We expect our research and development activities to continue as we develop and seek regulatory approval for IV Tramadol, reflecting costs associated with the following:

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

For the years ended December 31, 2021 and 2020, general and administrative expenses were $2.5 million and $2.4 million, respectively. The $0.1 million increase primarily reflects increases of $0.2 million in legal expenses related to the SPMA and FDRR  and $0.2 million in personnel expenses partially offset by a decrease of $0.2 million in non-cash stock compensation costs.

Interest Income

Interest income was $7,000 and $62,000 for the years ended December 31, 2021 and 2020, respectively. The decrease in interest income was due to the cash used in operations.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we had an accumulated deficit of $77.0 million. We have used the funds from our IPO, from the InvaGen share purchase and from our public offerings in 2021 to finance our operations. We will continue to use these funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the second quarter of 2022. We need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stockholder’s Agreement, any equity funding must be approved by InvaGen. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

In addition to the foregoing, based on current assessments, we do not expect any material impact on our regulatory timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows for the Years Ended December 31, 2021 and 2020

	For The Years Ended
	December 31,
($ in thousands)	2021	2020
Total cash and cash equivalents (used in)/provided by:
Operating activities	$(3,750)	$(4,613)
Investing activities	—	(1,000)
Financing activities	4,381	—
Net increase/(decrease) in cash and cash equivalents	$631	$(5,613)

Operating Activities

Net cash used in operating activities was approximately $3.8 million for the year ended December 31, 2021, primarily comprised of our $3.7 million net loss and decrease in operating assets and liabilities of $0.5 million, partially offset by $0.4 million in share based compensation.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $4.4 million which was from the proceeds of our issuance of shares pursuant to our two underwritten public offerings in November and December 2021.

Recently Adopted Accounting Standards

See Note 2 to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.             Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.            Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

OUR DIRECTORS

The following biographies set forth the names of our current directors and director nominees, their ages, the year in which they first became directors, their positions with us, their principal occupations and employers, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director nominee’s qualifications to serve on the Board. There is no family relationship between and among any of our executive officers or directors. On November 12, 2018, we entered into a Stock Purchase and Merger Agreement (the “SPMA”) with InvaGen and Madison Pharmaceuticals Inc., pursuant to which InvaGen purchased common stock representing 33.3% of the Company for $35 million. On November 1, 2021, we terminated the SPMA. In connection with the SPMA, we also entered into a Stockholders Agreement with InvaGen which survives the termination of the SPMA. Pursuant to the Stockholders Agreement, among other things, InvaGen obtained the right to nominate three directors to the Company’s seven member Board. In February 2019, InvaGen exercised its right to nominate a director to the Board with Dr. Gogtay whose biography is described below. In August 2019, InvaGen exercised its right to nominate a second director, Ms. Ingram whose biography is described below. Additionally, in April 2021, InvaGen exercised its right to nominate a third director, Mr. Oltmans whose biography is described below.  Even though the Company terminated the SPMA on November 1, 2021, InvaGen still retains its right to have three members on the Company’s Board pursuant to the Stockholders Agreement Except as described herein, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director.

Name	Age	Position	Director Since
Lindsay A. Rosenwald, M.D.	66	Executive Chairman of the Board of Directors	2015
Lucy Lu, M.D.	47	President, Chief Executive Officer, Interim Chief Financial Officer, and Director	2015
Neil Herskowitz	65	Director	2015
Jay Kranzler, M.D., PhD	63	Director	2017
Elizabeth Garrett Ingram	56	Director	2019
Jaideep Gogtay, M.D.	55	Director	2019
Curtis Oltmans	58	Director	2021

Lindsay A. Rosenwald, M.D. — Executive Chairman of the Board of Directors

Dr. Rosenwald, 66, has served as our Executive Chairman of the Board of Directors since inception. Dr. Rosenwald also serves as Chairman, President and Chief Executive Officer of Fortress Biotech, Inc., Chairman of Journey Medical Corporation, a director of Mustang Bio, Inc., and a director of Checkpoint Therapeutics, Inc. Since November 2008, Dr. Rosenwald has served as Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC (“Opus Point”), an asset management firm in the life sciences industry, which he joined in 2009. Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. The Board believes that because Dr. Rosenwald, over the last 23 years, has acted as a biotechnology entrepreneur and has been involved in the founding and recapitalization of numerous public and private biotechnology and life sciences companies, he is exceptionally qualified to serve on our Board as Executive Chairman. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Lucy Lu, M.D. — President, Chief Executive Officer, Interim Chief Financial Officer and Director

Dr. Lu, 47, has been our President and Chief Executive Officer since inception. She became our Interim Chief Financial Officer in January 2022. From February 2012 to June 2017, Dr. Lu was the Executive Vice President and Chief Financial Officer of Fortress Biotech, Inc. Prior to working in the biotech industry, Dr. Lu had 10 years of experience in healthcare-related equity research and investment banking. Additionally, Dr. Lu was a member of the Board of Directors of Veru, Inc. from 2016 to 2018, and has served as a member of the Board of Directors of Iventia Healthcare Limited since 2018. From February 2007 through January 2012, Dr. Lu was a senior biotechnology equity analyst with Citigroup Investment Research. From 2004 until joining Citigroup, she was with First Albany Capital, serving as Vice President from April 2004 until becoming a Principal of the firm in February 2006. Dr. Lu holds an M.D. degree from the New York University School of Medicine and an M.B.A. from the Leonard N. Stern School of Business at New York University. Dr. Lu obtained a B.A. from the University of Tennessee’s College of Arts and Science. We believe that Dr. Lu is qualified to serve on our Board due to her leadership and management experience, her understanding of biopharmaceutical companies, and her extensive knowledge of our business and industry.

Neil Herskowitz

Mr. Herskowitz, 65, joined our Board of Directors in August 2015 and has served as the Chairman of our Audit Committee since September 2016. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Additionally, Mr. Herskowitz served as a Board member of National Holdings, Inc. from 2016 to 2019, and has served as a Board member of Mustang Bio, Inc., Journey Medical Corporation and Checkpoint Therapeutics, Inc. since 2015. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. The Board believes, based on Mr. Herskowitz’s over 15 years of Audit Committee and Board experience in the biotech industry, that Mr. Herskowitz is uniquely qualified to serve as a member of our Board and as the Chairman of our Audit Committee.

Jay Kranzler, M.D., PhD

Dr. Kranzler, 63, joined our Board of Directors in February 2017. Dr. Kranzler has been a Founder, Chief Executive Officer, Board Member, and Advisor to leading life science companies for over 30 years. He is currently acting as Executive Chairman of Perception Neuroscience, a company that he co-founded, a regenerative medicine company, and is a Board Member of Pastorus and ImmunoBrain Checkpoint, all companies focused on developing therapeutics for psychiatric or neurological disorders. Dr. Kranzler started his career at McKinsey & Company where he helped establish the Firm’s pharmaceutical practice. He served as CEO of Cytel Corporation, a company focused on the development of immunomodulatory drugs. Following Cytel, Dr. Kranzler became the CEO of Cypress Bioscience, where he was credited for the development of Savella™ (milnacipran) for the treatment of fibromyalgia. Dr. Kranzler was also Vice President, Head of Worldwide External R&D Innovation and Strategic Investments at Pfizer. During his career, Dr. Kranzler has developed drugs, medical devices, as well as diagnostics, and is the inventor on over 30 patents. Dr. Kranzler graduated from Yale University School of Medicine with MD and PhD degrees with a focus in psychopharmacology. We believe that Dr. Kranzler is qualified to serve on our Board due to his management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Jaideep Gogtay, M.D.

Dr. Gogtay, 55, joined our Board of Directors in February 2019. Since 1994, he has been working with Cipla Ltd., a leading global pharmaceutical company, and he currently serves as their Global Chief Medical Officer. He has closely been involved in the development and introduction of several drugs in various therapeutic fields. He was involved in setting up the Chest Research Foundation. This Foundation is now an independent research center dedicated to conducting research in the field of respiratory medicine. He has participated and spoken at several national and international forums, and has been actively involved in educational activities. Dr. Gogtay completed his medical graduation (M.B., B.S) from Grant Medical College and SirJJ Group of Hospitals in Mumbai. He then obtained his M.D, in Pharmacology from Seth GS Medical College and KEM Hospital. Based on Dr. Gogtay’s pharmaceutical industry experience, the Board believes that Dr. Gogtay has the appropriate set of skills to serve as a member of the Board.

Elizabeth Garrett Ingram

Ms. Ingram, 56, has served as a member of our Board of Directors since August 2019. She currently serves as the Chief Commercial Officer at Cipla Therapeutics, Inc. Prior to her new role at Cipla Therapeutics, Inc., Ms. Ingram served as Chief Marketing Officer at MannKind Corporation, based in California. In addition, she has served in roles as Senior Vice President, Managed Markets at Dexcom and Vice President, Head of Market Access at Sanofi, where she had responsibility across four of the U.S. Business Units: Diabetes & Cardiovascular, General Medicines, Sanofi Genzyme Specialty Care, and Sanofi Pasteur from 2014 to 2016. Prior to joining Sanofi, she held the position of Vice President of Market Access Strategy at Bristol Myers Squibb, where she led the access, reimbursement, patient affordability and emerging customer strategy teams across the portfolio of diabetes, RA, cardiovascular, oncology, immunology, neuroscience and pipeline assets. Ms. Ingram holds a Bachelor of Science degree from East Carolina University, a Master’s Degree in public health and community education from the University of South Carolina and has completed multiple post graduate studies at Wharton School of Business.

Curtis Oltmans

Mr. Oltmans, 58, joined our Board of Directors in April 2021 and is currently General Counsel of Fulcrum Therapeutics, Inc. and has over 25 years of experience in corporate law including senior management positions in legal departments at several leading pharmaceutical and biotechnology companies. Prior to Fulcrum Therapeutics, Inc, he served as Vice President, Head of Litigation at DaVita Kidney Care, Inc. where he led a 30-person team and was responsible for all litigation, workers’ compensation and employee safety matters. Prior to DaVita Kidney Care, Mr. Oltmans was Executive Vice President, General Counsel and Corporate Secretary at Array BioPharma, Inc., where he oversaw all legal, corporate governance, patent and compliance matters. He previously served as Corporate Vice President and General Counsel for Novo Nordisk, Inc., North America. He was responsible for strategic support in areas including market access, government affairs, communications and product marketing. He has also served as Assistant General Counsel for Eli Lilly and Company after beginning his legal career supporting clients in pharmaceutical and medical device litigation matters. He served on the Board of Trustees for the Mercer County Boy’s and Girl’s Club. Mr. Oltmans received a B.A. in political science from the University of Nebraska and his J.D. from the University of Nebraska College of Law. Based on Mr. Oltmans’ pharmaceutical industry experience, the Board believes that Mr. Oltmans has the appropriate set of skills to serve as a member of the Board.

CORPORATE GOVERNANCE

During 2021, our Board held ten meetings and took one action by unanimous written consent.

Audit Committee

The Audit Committee currently consists of Neil Herskowitz, Jay Kranzler, M.D., PhD, and Curtis Oltmans. Mr. Herskowitz serves as the Chairperson of the Audit Committee.

The Audit Committee was formed on May 15, 2017 and held four meetings during the fiscal year ended December 31, 2021. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the charter at this time. A copy of the Charter of the Audit Committee is available on our website, located at www.avenuetx.com. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

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

Compensation Committee

The Compensation Committee was formed on May 15, 2017. The Compensation Committee held one meeting during the fiscal year ended December 31, 2021 and took action by one unanimous written consent. The Compensation Committee currently consists of Jay Kranzler, M.D. PhD, Curtis Oltmans and Neil Herskowitz, with Dr. Kranzler serving as Chairman. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.avenuetx.com. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our Chief Executive Officer and our other executive officers, overseeing an evaluation of our senior executives, and overseeing and administering our cash and equity incentive plans. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than herself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Avenue Therapeutics, Inc. 2015 Incentive Plan (the “2015 Incentive Plan”), to a special committee consisting of one or more directors who may but need not be officers of the Company. As of February 28, 2022, however, the Compensation Committee had not delegated any such authority. The Board may engage a compensation consultant to conduct a review of its executive compensation programs in 2022. The Committee did not engage a compensation consultant in 2021.

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

We will also consider candidates recommended by stockholders for nomination to our Board. A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our Corporate Secretary, Lucy Lu, at our offices located at 1140 Avenue of the Americas, Floor 9, New York, New York 10036. Any recommendation must be received not less than 50 calendar days nor more than 90 calendar days before the anniversary date of the previous year’s annual meeting. All stockholder recommendations of candidates for nomination for election to our Board must be in writing and must set forth the following: (i) the candidate’s name, age, business address, and other contact information, (ii) the number of shares of common stock beneficially owned by the candidate, (iii) a complete description of the candidate’s qualifications, experience, background and affiliations, as would be required to be disclosed in the proxy statement pursuant to Schedule 14A under the Exchange Act, (iv) a sworn or certified statement by the candidate in which he or she consents to being named in the proxy statement as a nominee and to serve as director if elected, and (v) the name and address of the stockholder(s) of record making such a recommendation.

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

OUR EXECUTIVE OFFICERS

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Lucy Lu, M.D.	47	President, Chief Executive Officer, Interim Chief Financial Officer and Director

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

The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, with the exception of one (1) report as follows: the Form 3 related to Curtis Oltmans filed on December 21, 2021.

Item 11.            Executive Compensation

As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a Compensation Discussion and Analysis, as well as an exemption from the requirement to hold a non-binding advisory vote on executive compensation. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. For 2021, our only “named executive officers” or  “NEOs” were Lucy Lu, M.D., our Chief Executive Officer and Interim Chief Financial Officer, and Joseph Vazzano, our former Chief Financial Officer who resigned on January 14, 2022 to pursue other opportunities.

Summary Compensation Table

The following table sets forth information concerning compensation paid by us to our NEOs for their services rendered to us in all capacities during the years ended December 31, 2021 and 2020:

					Non-equity
				Stock	Incentive Plan	All Other
				Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($)	($) (2)	Total ($)
Lucy Lu	2021	454,647	—	382,803	233,079	11,600	1,082,129
Chief Executive Officer	2020	431,627	—	—	—	11,400	443,027
Joseph Vazzano (3)	2021	255,747	—	93,470	80,513	11,600	441,330
Chief Financial Officer	2020	206,000	—	—	—	8,890	214,890
(1)	Reflects the aggregate grant date fair value of restricted stock and restricted stock units granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The valuation of restricted stock and restricted stock units is based on our closing stock price on the grant date.
(2)	Reflects 401(k) company contributions.
(3)	Mr. Vazzano resigned from the Company to pursue other opportunities on January 14, 2022.

Narrative to Summary Compensation Table

Employment Agreement with Dr. Lu

On June 10, 2015, we entered into an Employment Agreement with Lucy Lu, M.D. to serve as our Interim President and Chief Executive Officer upon the completion of our initial public offering at an annualized salary of $395,000. Dr. Lu’s Employment Agreement became effective on June 26, 2017, and she became our President and Chief Executive Officer. Dr. Lu’s salary for 2021 and 2020 was $454,647 and $431,627 respectively. Her salary for 2022 was increased to $550,000. Under the terms of Dr. Lu’s Employment Agreement, Dr. Lu’s base salary may be reduced only in connection with a company-wide decrease in executive compensation. Dr. Lu is also eligible to receive an annual discretionary bonus, not to exceed 50% of her base salary, if certain financial, clinical development, and/or business milestones are met in the discretion of Board of Directors. Such milestones are established annually by mutual agreement between Dr. Lu and the Board of Directors.

Dr. Lu’s employment with us is at will and may be terminated by us at any time and for any reason. On November 12, 2018, we amended our Employment Agreement with Dr. Lu. Under the terms of the Amended Employment Agreement, if we terminate Dr. Lu’s employment without cause (as defined in the Employment Agreement) or if Dr. Lu resigns her employment for good reason (as defined in the Employment Agreement), Dr. Lu will be entitled to receive the following:

•	cash severance equal to her annual salary, paid over a period of twelve months;
•	payment of the premiums to continue health care coverage for Dr. Lu and her eligible dependents under COBRA for up to twelve months;
•	a pro rata share of her annual bonus, to be paid when and if such bonus would have been paid under the Employment Agreement; and
•	immediate accelerated vesting of all of her unvested equity awards.

If Dr. Lu’s employment is terminated due to her death or complete disability (as defined in the Employment Agreement), she will be entitled to receive the following:

•	cash severance equal to ninety days’ annual salary, paid over a period of ninety days;
•	a pro rata share of her annual bonus, to be paid when and if such bonus would have been paid under the Employment Agreement; and
•	immediate accelerated vesting of all of her unvested equity awards.

Employment Agreement with Mr. Vazzano

Mr. Vazzano’s salary for 2021 and 2020 was $255,747 and $206,000, respectively. As described in our letter agreement with Mr. Vazzano, Mr. Vazzano is eligible to receive an annual bonus of up to 25% of his base salary, as determined by the Company in its discretion based upon factors including corporate and individual performance. On July 1, 2021 we increased Mr. Vazzano’s salary to $300,000 and increased his bonus target to 35% of his base salary. His salary for 2022 was increased to $320,000. On January 14, 2022, Mr. Vazzano resigned from the Company to pursue other opportunities.

Annual Incentive Bonus

In 2021, Dr. Lu was eligible to earn an annual bonus equal of up to 50% of her base salary. In 2021, Mr. Vazzano was eligible to earn an annual bonus equal of up to 25% of his base salary through June 30, 2021 and then 35% of his base salary from July 1, 2021 through December 31, 2021. Dr. Lu’s and Mr. Vazzano’s bonus opportunities for 2021 were based upon the Company’s performance against pre-established corporate goals and objectives, which included a combination of corporate, regulatory, and financial goals.

These goals and objectives were achieved at an aggregate level of 100% and accordingly Dr. Lu and Mr. Vazzano were paid 100% of their target bonus amount. The actual amounts paid to the executives pursuant to their annual cash incentive awards and bonuses are reported in the “Summary Compensation Table” as “Non-equity Incentive Compensation”.

Equity Awards

The Compensation Committee has granted each of Dr. Lu and Mr. Vazzano the following equity awards under our 2015 Incentive Plan. In 2021, Dr. Lu received an award of 411,616 restricted stock units (“RSUs”), and Mr. Vazzano received an award of 100,505 RSUs, each of which vests as described in Footnote 6 to the Outstanding Equity Awards Table below.

Outstanding Equity Awards at 2021 Fiscal Year End

	Stock Awards

					Equity Incentive		Equity Incentive
					Plan Awards:		Plan Awards:
					Number of		Market Value or
				Market Value	Unearned		Payout Value of
		Number of		of Shares or	Shares, Units or		Unearned Shares,
		Shares or Units		Units of Stock	Other Rights		Units or Other
		of Stock that		that Have Not	that Have Not		Rights that Have
Name	Grant Date	Have Not Vested		Vested ($) (1)	Vested		Not Vested ($) (1)
Lucy Lu	6/10/2015	—		—	50,000	(2)	45,500
Lucy Lu	8/8/2017	215,000	(3)	195,650	—		—
Lucy Lu	8/7/2018	250,000	(4)	227,500	—		—
Lucy Lu	12/17/2021	411,616	(6)	374,571	—		—

Joseph Vazzano	8/7/2018	7,500	(5)	6,825	—		—
Joseph Vazzano	12/17/2021	100,505	(6)	91,460	—		—
(1)	The market value of unvested restricted stock awards/units was calculated by multiplying the number of units by $0.91, the closing sales price of our common stock on December 31, 2021.
(2)	Represents 166,667 restricted stock awards vesting upon achievement of goals and objectives relating to the development of IV Tramadol of which 50,000 remained unvested as of December 31, 2021.
(3)	Represents restricted stock units vesting upon Dr. Lu’s request for the shares.
(4)	Represents restricted stock units vesting as follows: 75% on the earlier of Dr. Lu’s request for the shares or August 7, 2022, and 25% on August 7, 2022.
(5)	Represents restricted stock units vesting annually in equal installments on August 7, 2019 – 2022.
(6)	Represents restricted stock units vesting on March 15, 2022.

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

Dr. Lu’s Restricted Shares

•	If we terminate Dr. Lu’s employment without “cause” or Dr. Lu resigns for “good reason,” at any time, then all of her unvested equity awards will become fully vested.
•	If Dr. Lu’s employment terminates as a result of her death or “disability,” all of her unvested equity awards will become fully vested.

Other Awards Granted under the 2015 Incentive Plan

•

Unless otherwise provided in an award certificate or any special plan document governing an award granted under our 2015 Incentive Plan, upon the occurrence of a change in control of our company, (i) all outstanding options, SARs and other awards in the nature of rights that may be exercised will become fully exercisable, (ii) all time-based vesting restrictions on outstanding awards will lapse; and (iii) the payout opportunities attainable under all outstanding performance-based awards will vest based on target performance and the awards will pay out on a pro rata basis, based on the time elapsed prior to the change in control.

•

The Compensation Committee may, in its discretion, accelerate the vesting and/or payment of any awards granted under our 2015 Incentive Plan for any reason, subject to certain limitations under Section 409A of the Internal Revenue Code. The Compensation Committee is not required to treat different participants and awards the same in exercising such discretion.

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

•

Re-Election Equity Grant: The greater of (i) a number of shares of restricted stock having a fair market value on the grant date of $50,000, or (ii) 10,000 shares of restricted stock, which shares shall vest and become non-forfeitable on the third (3rd) anniversary of the grant date, subject to the director’s continued service on the board of directors on such date. This grant was waived for the non-independent InvaGen appointed directors and Dr. Rosenwald.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board of Directors for all services in all capacities during 2021.

	Fees Earned
	or Paid in	Stock Awards
Name	Cash (1)	($) (2)	Total ($)
Lindsay A. Rosenwald	—	—	—
Neil Herskowitz	60,000	64,189	124,189
Jay Kranzler	50,000	64,189	114,189
Jaideep Gogtay	—	—	—
Curtis Oltmans	37,500	45,589	83,089
Elizabeth Garrett Ingram	—	—	—
(1)	Represents cash retainer for serving on our Board and committees of the Board.
(2)

Reflects the aggregate grant date fair value of restricted stock granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The valuation of restricted stock awards is based on our closing stock price on the grant date.

(3)

As of December 31, 2021, the aggregate number of restricted stock and restricted stock units held by each non-employee director was as follows: Dr. Rosenwald, 3,333 restricted stock awards; Mr. Herskowitz, 85,686 restricted stock awards; Dr. Kranzler, 85,686 restricted stock awards; Mr. Oltmans, 49,020 restricted stock awards; and 0 for each of Dr. Gogtay and Ms. Ingram.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information, as of December 31, 2021, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors;
•	each of our NEOs shown in our Summary Compensation Table; and
•	all current directors and NEOs as a group.

As of December 31, 2021, there were 21,089,658 shares of our common stock outstanding. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of December 31, 2021. Shares of our common stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Avenue Therapeutics, Inc., 1140 Avenue of the Americas, Floor 9, New York, NY 10036.

	Number of Shares		Percentage of Shares
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Lucy Lu	337,333		2%
Joseph Vazzano	65,252		*
Lindsay A. Rosenwald	251,330	(1)	1%
Neil Herskowitz	134,724		*
Jay Kranzler	84,663		*
Jaideep Gogtay	—		*
Curtis Oltmans	—		*
Elizabeth Garrett Ingram	16,000		*
All Executive officers and directors as a group (8 persons)	722,635	(2)	3%
5% or Greater Stockholders:
Fortress Biotech, Inc.	3,590,096	(3)	17%
InvaGen Pharmaceuticals, Inc.	5,833,333		28%

*Less than 1%

(1)

Dr. Rosenwald has warrants convertible into 166,667 shares of our common stock. The warrants were issued by Fortress and are convertible into shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to Dr. Rosenwald.

(2)	The total calculation for all executive officers and directors as a group does not include Dr. Rosenwald’s warrants, which have not yet been exercised.
(3)	Excludes 250,000 Class A Preferred shares owned by Fortress. See “Relationships and Related Transactions” for a description of Fortress’ ownership.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Other than the ongoing related party transactions described below, since January 1, 2021, the Company has not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of its directors, named executive officers or beneficial owners of more than 5% of the Company’s capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination, and change-in-control arrangements.

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

The following is a summary of significant transactions or series of similar transactions since the inception of Avenue to which it was or is a party and that:

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

On September 13, 2016, we entered into an Amended and Restated the Founders Agreement, (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement eliminated the Annual Equity Fee in connection with the original agreement and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with the A&R Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2.3 million Class A common shares for approximately 2.5 million common shares and 250,000 Class A Preferred shares.

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

For the years ended December 31, 2021 and 2020, we had $0 in expenses related to the MSA for both periods. Effective November 12, 2018, the MSA fee was waived with the Waiver Agreement signed between Avenue, Fortress and InvaGen.

Facility Agreement with Fortress and InvaGen

On June 12, 2020, Avenue, Fortress and InvaGen entered into a Facility Agreement (“Facility Agreement”) whereby beginning on October 1, 2020 we were able to borrow up to $2.0 million collectively from Fortress and InvaGen, subject to certain conditions set forth herein. Fortress’ commitment amount is $0.8 million, and InvaGen’s is $1.2 million, and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter). Repayment of the loan was due upon the earliest of i) the second stage closing ii) April 29, 2021 and iii) the date that is 30 days following the termination of the SPMA.  The Facility Agreement expired on April 29, 2021 and was unused.

Secondment Agreement between Fortress, InvaGen and Journey Medical Corporation

Effective June 1, 2021, Avenue, InvaGen, Fortress and Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey had the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until the employee’s services were needed again by the Company which was December 1, 2021. The amounts reimbursable to Avenue were $0.2 million for the year ended December 31, 2021.

Director Independence and Controlled Company Exemption

The Company’s common stock is listed on the Nasdaq Capital Market. The rules of Nasdaq require our Board to make an affirmative determination as to the independence of each director and require a majority of the Company’s directors be “independent directors,” as defined by Nasdaq rules. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a company’s audit, compensation and nominating committee be independent. Audit committee and compensation committee members must also satisfy enhanced independence criteria under certain SEC rules and corresponding Nasdaq rules.

Consistent with these rules, our Board undertook its annual review of director independence in December 2021. During the review, our Board considered relationships and transactions during the 2021 fiscal year and since inception between each director or any member of his immediate family, on the one hand, and the Company on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Neil Herskowitz, Jay Kranzler, and Curtis Oltmans are independent under the criteria established by Nasdaq and our Board.

As a result of Fortress’ control over our Class A Preferred Stock, we qualify as a “controlled company” and avail ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we are not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. In light of our status as a controlled company, our Board has determined to utilize the majority board independence exemption.

Parent Company

Our Company is a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). As of February 28, 2022, Fortress holds approximately 17% of our issued and outstanding voting securities. This excludes the 250,000 Class A Preferred shares owned by Fortress.

Item 14.            Principal Accounting Fees and Services

The following presents the aggregate fees billed to the Company for professional services rendered by BDO USA, LLP, (“BDO”) for our years ended December 31, 2021 and 2020:

Audit Fees

For the fiscal years ended December 31, 2021 and 2020, BDO billed us an aggregate of $302,550 and $158,300 respectively, in fees for the professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, and other services provided in connection with registration statements.

Audit-Related Fees

During the fiscal years ended December 31, 2021 and 2020, we were not billed by BDO for any fees for audit-related services reasonably related to the performance of the audits and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended December 31, 2021 and 2020, we were not billed by BDO for any fees for professional services rendered for tax compliance, tax advice, and tax planning services.

All Other Fees

During the fiscal years ended December 31, 2021 and 2020, we were not billed by BDO for any fees for services, other than those described above, rendered to us for those two fiscal years.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. The potential services that might be provided by our independent registered public accounting firm fall into two categories:

•

Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services; and

•

Services that may be permitted, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, and forensic auditing.

Services that our independent registered public accounting firm are prohibited from providing include such services as bookkeeping, certain human resources services, internal audit outsourcing, and investment or investment banking advice.

All proposed engagements of our independent registered public accounting firm, whether for audit services or permissible non-audit services, are pre-approved by the Audit Committee. We jointly prepare a schedule with our independent registered public accounting firm that outlines services which we reasonably expect we will need from our independent registered public accounting firm and categorize them according to the classifications described above. Each service identified is reviewed and approved or rejected by the Audit Committee.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

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

3.3	Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities of Avenue Therapeutics, Inc.*

10.1

Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated February 17, 2015, filed as Exhibit 10.1 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.**

10.2

First Amendment to Asset Transfer and License Agreement between Fortress Biotech, Inc. and Revogenex Ireland Limited dated June 23, 2016, filed as Exhibit 10.11 to Form 10-12G/A filed on March 13, 2017 (File No. 000-55556) and incorporated herein by reference.

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

10.13

First Amendment to Executive Employment Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and Dr. Lucy Lu, M.D., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.

21.1	Subsidiaries of Avenue Therapeutics, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.

24.1	Power of Attorney (included on signature page).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

* Filed herewith.

** Subject to a request for confidential treatment.

# Management Compensation Arrangement.

Item 16.              Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Avenue Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 25, 2022

AVENUE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$3,763	$3,132
Other receivables - related party	90	—
Prepaid expenses and other current assets	107	113
Total current assets	3,960	3,245
Total Assets	$3,960	$3,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$451	$857
Accounts payable and accrued expenses - related party	58	29
Total current liabilities	509	886

Total Liabilities	509	886

Commitments and Contingencies

Stockholders' Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 21,089,658 and 16,747,803 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	80,448	75,625
Accumulated deficit	(76,999)	(73,268)
Total Stockholders' Equity	3,451	2,359
Total Liabilities and Stockholders' Equity	$3,960	$3,245

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2021	2020
Operating expenses:
Research and development	$1,254	$2,866
General and administrative	2,484	2,347
Loss from operations	(3,738)	(5,213)

Interest income	(7)	(62)
Net Loss	$(3,731)	$(5,151)

Net loss per common share outstanding, basic and diluted	$(0.22)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	16,997,564	16,506,447

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Year ended December 31, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	—	—	192,060	—	442	—	442
Issuance of common shares, net of costs	—	—	4,148,905	—	4,381	—	4,381
Cashless exercise of warrants	—	—	890	—	—	—	—
Net loss	—	—	—	—	—	(3,731)	(3,731)
Balance at December 31, 2021	250,000	$—	21,089,658	$2	$80,448	$(76,999)	$3,451

	Year ended December 31, 2020

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	250,000	$—	16,682,190	$2	$74,915	$(68,117)	$6,800
Share based compensation	—	—	65,000	—	710	—	710
Cashless exercise of warrants	—	—	613	—	—	—	—
Net loss	—	—	—	—	—	(5,151)	(5,151)
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359

The accompanying notes are an integral part of these financial statements.

AVENUE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(3,731)	$(5,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	442	710
Changes in operating assets and liabilities:
Other receivables - related party	(90)	—
Prepaid expenses and other current assets	6	57
Accounts payable and accrued expenses	(406)	(244)
Accounts payable and accrued expenses - related party	29	15
Net cash and cash equivalents used in operating activities	(3,750)	(4,613)

Cash flows from investing activities:
Milestone payment for research and development licenses	—	(1,000)
Net cash and cash equivalents used in investing activities	—	(1,000)

Cash flows from financing activities:
Proceeds from the issuance of common shares	5,044	—
Payment of offering costs	(663)	—
Net cash provided by financing activities	4,381	—

Net change in cash and cash equivalents	631	(5,613)
Cash and cash equivalents, beginning of period	3,132	8,745
Cash and cash equivalents, end of period	$3,763	$3,132

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

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $77.0 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (“the First CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, the Company received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, the Company submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, the Company received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. For. On February 15, 2022, the Company had its Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, the Company received an Appeal Denied Letter from the OND in response to the FDRR. The Company is evaluating next steps with regard to IV Tramadol.

As of December 31, 2021, the Company had cash and cash equivalents of $3.8 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the second quarter of 2022. The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the SPMA, any equity funding must be approved by InvaGen. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

In addition, the Company experienced minimal impact on its development timelines and its liquidity due to the worldwide spread of COVID-19.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented and are stated in U.S. dollars. The Company has no subsidiaries.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and 2020 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation (“FDIC”) insured limits and U.S. government agency securities.

Other Receivables – Related Party

Other receivables consist of amounts due from Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, and are recorded at the invoiced amount.

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

Stock-Based Compensation

The Company expenses stock-based compensation to its employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company accounts for forfeitures as they occur.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The 2018 through 2020 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2021	2020
Unvested restricted stock units/awards	1,416,356	1,139,910
Preferred shares	250,000	250,000
Total potential dilutive effect	1,666,356	1,389,910

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

Note 3 — License/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to Avenue, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. The $3.0 million cumulative payment was included in research and development-licenses acquired in the statements of operations. In December 2019, $1.0 million became due to Revogenex in accordance with the Company's submission of its NDA. The amount was expensed in research and development-licenses acquired in the statement of operations for the year ended December 31, 2019 and subsequently paid in the first quarter of 2020. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV Tramadol from the FDA as well as royalty payments for sales of the product.

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

Secondment Agreement with Journey

Effective June 1, 2021, the Company, InvaGen, Fortress and Journey entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey had the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until the employee’s services were needed again by the Company which was December 1, 2021. The amounts reimbursable to Avenue were $0.2 million for the year ended December 31, 2021 and were recorded as a reduction in research and development expenses on the Company’s statements of operations. The amount due to the Company as of December 31, 2021 that is related to this secondment agreement is $90,000 and is included in “Other receivables – related party” on the Company’s balance sheets.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accounts payable	$304	$143
Accrued employee compensation	24	23
Accrued contracted services and other	123	691
Accounts payable and accrued expenses	$451	$857

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2021 and 2020, there was no litigation against the Company.

Note 7 — Stockholders’ Equity

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

Common Stock

As of December 31, 2021, the Company’s authorized capital stock consists of 50,000,000 shares of common stock, with $0.0001 par value.

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

Underwritten Public Offerings

In November 2021, the Company, pursuant to an underwritten public offering, sold 2,238,805 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $3.0 million.  After deducting underwriting discounts and commissions and other expenses, net proceeds from this underwritten public offering were $2.6 million.

In December 2021, the Company, pursuant to an underwritten public offering, sold 1,910,100 shares of its common stock at a price of $1.07 per share for gross proceeds of approximately $2.0 million.  In addition, the Company granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares, solely to cover over-allotments.  This 45-day purchase option was not exercised.  After deducting underwriting discounts and commissions and other expenses, net proceeds from this underwritten public offering were $1.8 million.

Equity Incentive Plan

The Company has in effect the 2015 Incentive Plan (“2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by our stockholders and an amendment to the plan to increase the number of authorized shares issuable to 4,000,000 shares was approved by our stockholders in December 2021. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 4,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 1,827,336 shares at December 31, 2021.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2021:

		Weighted
	Number of Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2020	1,139,910	$5.96
Granted	839,686	$0.93
Forfeited	(437,586)	$7.98
Vested	(125,654)	$4.97
Unvested balance at December 31, 2021	1,416,356	$3.75

For the years ended December 31, 2021, and 2020 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.4 million and $0.7 million, respectively.

For the years ended December 31, 2021, and 2020, the weighted average grant date fair value of restricted stock units and awards granted was $0.93 and $10.99, respectively. For the years ended December 31, 2021, and 2020, the weighted average grant date fair value of restricted stock units and awards forfeited was $7.98 and nil, respectively The total fair value of restricted stock units and awards that vested during the years ended December 31, 2021, and 2020 was $0.6 million and $0.5 million, respectively.

At December 31, 2021, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.76 years. This amount does not include, as of December 31, 2021, 50,000 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the year ended December 31, 2021:

		Weighted	Aggregate
		Average Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2020	15,841	$0.6315	$84
Exercised	(890)	$0.0001	—
Outstanding, December 31, 2021	14,951	$0.6691	$11

Note 8 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2021 and 2020.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2021	2020
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	13%	13%
State tax rate change	0%	0%
Stock-based compensation	(11)%	6%
Other	0%	0%
Credits	0%	0%
Change in valuation allowance	(23)%	(40)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2021 and 2020 are the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$23,719	$22,240
Stock compensation and other	293	760
Amortization of license	1,162	1,283
Accruals and reserves	6	16
Tax credits	2,640	2,640
Total deferred tax assets	27,820	26,939
Less valuation allowance	(27,820)	(26,939)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $27.8 million and $26.9 million was recorded for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $71.2 million and $134.4 million, respectively. Approximately $56.7 million of the federal net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and all state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2028, respectively. The Company has $2.6 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986. Certain tax attributes are subject to an annual limitation as a result of the Company’s June 2017 initial public offering, which constitutes an ownership change under Section 382. Certain tax attributes may be subject to an annual limitation as a result of the SPMA with InvaGen, which could constitute an ownership change under Section 382.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the periods ended December 31, 2021 and 2020. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2021 and 2020.

The federal and state tax returns for the years ended December 31, 2018, 2019, and 2020 are currently open for examination under the applicable federal and state income tax statues of limitations. The Company was under examination by New York City Department of Finance for tax years between 2017 and 2019. The examination was concluded in 2021 and did not result in material adjustments.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Lucy Lu, M.D.
Name: Lucy Lu, M.D.
Title: President, Chief Executive Officer, Interim Chief Financial Officer, and Director March 25, 2022

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

Signature	Title	Date

/s/ Lucy Lu, M.D.	President, Chief Executive Officer, Interim Chief Financial Officer and Director	March 25, 2022
Lucy Lu, M.D.	(Principal Executive Officer) and
(Principal Financial Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman of the Board	March 25, 2022
Lindsay A. Rosenwald, M.D.

/s/ Elizabeth Garrett Ingram	Director	March 25, 2022
Elizabeth Garrett Ingram

/s/ Neil Herskowitz	Director	March 25, 2022
Neil Herskowitz

/s/ Jaideep Gogtay, M.D., Ph.D.	Director	March 25, 2022
Jaideep Gogtay, M.D., Ph.D.

/s/ Jay Kranzler, M.D., Ph.D.	Director	March 25, 2022
Jay Kranzler, M.D., Ph.D.

/s/ Curtis Oltmans	Director	March 25, 2022
Curtis Oltmans