Form 10-Q
period 2022-03-31
AVENUE THERAPEUTICS, INC.
filed 2022-05-16
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 7, 2022
Common Stock, $0.0001 par value	22,134,784

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

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

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our capital stock pursuant to its ownership of a class of preferred stock, some of the features of which have been contractually suspended.

Risks Pertaining to Our Business and Influence

●	If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market, which would impact the liquidity, and potentially the value, of your investment.
●	We currently have no drug products for sale, and only one drug product candidate, Intravenous (“IV”) Tramadol. We are dependent on the success of IV Tramadol and cannot guarantee that we will receive regulatory approval, or that IV Tramadol will be successfully commercialized.
●	If serious adverse or unacceptable side effects are identified during the development of IV Tramadol or any future product candidates, we may need to abandon or limit our development of some of our product candidates.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
●	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Pertaining to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.

●	We may encounter U.S. Food and Drug Administration (“FDA”) deficiencies that delay our approval, or we may not obtain approval, if we do not sufficiently address the issues raised by the FDA.
●	Even if we respond to the FDA’s requests for information and deficiencies, provide robust scientific justifications and supporting data, there is no guarantee that the FDA will accept our responses, or change its own preliminary conclusions about our product candidate.
●	Even if IV Tramadol receives regulatory approval, which may not occur, it and any other products we may market will remain subject to substantial ongoing regulatory scrutiny.
●	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.
●	If the Drug Enforcement Agency (“DEA”) decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

Risks Pertaining to the Commercialization of Product Candidates

●	Current and future legislation and regulation may increase the difficulty and cost for us to obtain marketing approval of, and to commercialize, our product candidate and may affect the prices we are able to obtain.
●	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
●	We expect intense competition for IV Tramadol, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
●	If IV Tramadol does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,833	$3,763
Other receivables - related party	—	90
Prepaid expenses and other current assets	123	107
Total Assets	$1,956	$3,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$746	$451
Accounts payable and accrued expenses - related party	51	58
Total current liabilities	797	509

Total Liabilities	797	509

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 22,134,784 and 21,089,658 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	81,017	80,448
Accumulated deficit	(79,860)	(76,999)
Total Stockholders’ Equity	1,159	3,451
Total Liabilities and Stockholders’ Equity	$1,956	$3,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Operating expenses:
Research and development	$1,808	$258
General and administrative	1,055	743
Loss from operations	(2,863)	(1,001)

Interest income	(2)	(3)
Net Loss	$(2,861)	$(998)

Net loss per common share outstanding, basic and diluted	$(0.14)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	20,957,181	16,556,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2022

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	250,000	$—	21,089,658	$2	$80,448	$(76,999)	$3,451
Share based compensation	—	—	1,045,126	—	569	—	569
Net loss	—	—	—	—	—	(2,861)	(2,861)
Balance at March 31, 2022	250,000	$—	22,134,784	$2	$81,017	$(79,860)	$1,159

Three months ended March 31, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	—	—	—	—	114	—	114
Cashless exercise of warrants	—	—	265	—	—	—	—
Net loss	—	—	—	—	—	(998)	(998)
Balance at March 31, 2021	250,000	$—	16,748,068	$2	$75,739	$(74,266)	$1,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(2,861)	$(998)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	569	114
Changes in operating assets and liabilities:
Other receivables - related party	90	—
Prepaid expenses and other current assets	(16)	(6)
Accounts payable and accrued expenses	295	(468)
Accounts payable and accrued expenses - related party	(7)	51
Net cash and cash equivalents used in operating activities	(1,930)	(1,307)

Net change in cash and cash equivalents	(1,930)	(1,307)
Cash and cash equivalents, beginning of period	3,763	3,132
Cash and cash equivalents, end of period	$1,833	$1,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”), to develop and market pharmaceutical products for the acute care setting in the United States. The Company is focused on developing its product candidate, an intravenous (“IV”) formulation of tramadol HCl (“IV Tramadol”), for post-operative acute pain.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $79.9 million.

On October 12, 2020, the Company announced that it had received a Complete Response Letter (the “First CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, the Company received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, the Company submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, the Company received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, the Company had its Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, the Company received an Appeal Denied Letter from the OND in response to the FDRR. The Company is evaluating next steps with regard to IV Tramadol.

As of March 31, 2022, the Company had cash and cash equivalents of $1.8 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the third quarter of 2022. The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stock Purchase and Merger Agreement (“SPMA”) with InvaGen, any equity funding must be approved by InvaGen. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The unaudited interim condensed financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s Form 10-K, and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 in its audited financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K. With the exception of those noted below, there have been no material changes to the Company’s significant accounting policies.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2022	2021
Unvested restricted stock units/awards	321,230	1,139,910
Preferred shares	250,000	250,000
Total potential dilutive effect	571,230	1,389,910

Note 3 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accounts payable	$493	$304
Accrued employee compensation	45	24
Accrued contracted services and other	208	123
Accounts payable and accrued expenses	$746	$451

Note 4 — Related Party Transactions

Effective June 1, 2021, the Company, InvaGen, Fortress and Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey will have the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until the approval of IV tramadol by the FDA or until the employee’s services are needed again by the Company. This employee returned back to work for the Company on December 1, 2021 and did not perform any work for Journey during the three months ended March 31, 2022 and accordingly, the amounts reimbursable to Avenue were $0 for the three months ended March 31, 2022 and 2021, respectively.

Note 5 — Stockholders’ Equity

Equity Incentive Plan

The Company has in effect the Amended 2015 Equity Incentive Plan (“2015 Incentive Plan” or “Plan”). The 2015 Incentive Plan was adopted in December 2015 by the stockholders and an amendment to the Plan to increase the number of authorized shares issuable to 4,000,000 shares was approved by the stockholders in December 2021. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The Plan authorizes grants to issue up to 4,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of March 31, 2022, there are 1,837,336 shares available to be issued under the Plan.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the three months ended March 31, 2022:

		Weighted
	Number of Units	Average Grant
	and Awards	Date Fair Value
Unvested balance at December 31, 2021	1,416,356	$3.75
Forfeited	(10,000)	$0.93
Vested	(1,085,126)	$2.52
Unvested balance at March 31, 2022	321,230	$2.21

For the three months ended March 31, 2022 and 2021, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.6 million and $0.1 million, respectively.

At March 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. This amount does not include, as of March 31, 2022, 50,000 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

There was no warrant activity for the three months ended March 31, 2022.

Note 6 — Subsequent Events

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in a private subsidiary company of Fortress, Baergic Bio, Inc. (“Baergic”), to the Company.  Under the Contribution Agreement, Fortress also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement.  Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of no less than $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen to (A) have 100% of its shares in the Company repurchased by the Company and (B) terminate certain of the agreements into which it entered with the Company and/or Fortress in connection with InvaGen’s 2019 equity investment in the Company, which will eliminate certain negative consent rights of InvaGen over the Company and restore certain rights and privileges of Fortress in the Company (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on NASDAQ.

If consummated, the transaction is anticipated to afford Baergic with greater access to development funding.  Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol, for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (FDA). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (NDA) for IV Tramadol and received a Complete Response Letter (the First CRL) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the Second CRL) from the FDA regarding our NDA for IV tramadol. We submitted a formal dispute resolution request (FDRR) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (OND) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol.

Our net loss for the three months ended March 31, 2022 and 2021 was approximately $2.9 million and $1.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $79.9 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

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

We are a majority-controlled subsidiary of Fortress.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1140 Avenue of the Americas, Floor 9, New York, NY 10036. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

Recent Developments

On May 11, 2022, we entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in a private subsidiary company of Fortress, Baergic Bio, Inc. (“Baergic”), to us.  Under the Contribution Agreement, Fortress also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement.  Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of no less than $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals Inc. (“InvaGen”) to (A) have 100% of its shares in us repurchased by us and (B) terminate certain of the agreements into which it entered with us and/or Fortress in connection with InvaGen’s 2019 equity investment in us, which will eliminate certain negative consent rights of InvaGen over us and restore certain rights and privileges of Fortress in us (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of our common stock on NASDAQ.

If consummated, the transaction is anticipated to afford Baergic with greater access to development funding.  Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Results of Operations

General

At March 31, 2022, we had an accumulated deficit of $79.9 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2022 and 2021

	For The Three Months Ended		Change
	March 31,
($ in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$1,808	$258	$1,550	601%
General and administrative	1,055	743	312	42%
Loss from operations	(2,863)	(1,001)	(1,862)	186%

Interest income	(2)	(3)	(1)	(33)%
Net Loss	$(2,861)	$(998)	$(1,863)	187%

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

For the three months ended March 31, 2022 and 2021, research and development expenses were $1.8 million and $0.3 million, respectively. The increase of $1.5 million is primarily associated with increases of: $1.0 million due to advisory committee preparation and costs, $0.3 million in bonus costs, and $0.2 million in non-cash stock compensation costs.

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

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $1.0 million and $0.7 million, respectively. The increase of $0.3 million is due to increases in non-cash stock compensation costs of $0.2 million and bonus costs of $0.2 million partially offset by a decrease in legal costs of $0.2 million.

Interest Income

Interest income was $2,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents and falling interest rates.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had an accumulated deficit of $79.9 million. We have used the funds from our IPO, from the InvaGen share purchase and from our public offerings in 2021 to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the third quarter of 2022. We need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stockholder’s Agreement, any equity funding must be approved by InvaGen. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

In addition to the foregoing, based on current assessments, we do not expect any material impact on our regulatory timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10 K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Adopted and Issued Accounting Pronouncements

Not applicable.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

	For The Three Months Ended
	March 31,
($ in thousands)	2022	2021
Total cash and cash equivalents used in:
Operating activities	$(1,930)	$(1,307)
Net decrease in cash and cash equivalents	$(1,930)	$(1,307)

Operating Activities

Net cash and cash equivalents used in operating activities was $1.9 million for the three months ended March 31, 2022, primarily comprised of our $2.9 million net loss partially offset by $0.6 million in share based compensation and increase in operating assets and liabilities of $0.4 million.

Net cash used in operating activities was $1.3 million for the three months ended March 31, 2021, primarily comprised of our $1.0 million net loss and decreases in operating assets and liabilities of $0.4 million partially offset by $0.1 million in share based compensation.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim Principal Executive Officer and interim Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s interim Principal Executive Officer and interim Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2021, we resubmitted our NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol.

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

Our unaudited interim condensed financial statements as of March 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2022, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $79.9 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

If we fail to satisfy applicable listing standards, our common stock may be delisted from the NASDAQ Capital Market.

On September 2, 2021, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”) notifying us that, based upon its review for the last 30 consecutive business days, we did not meet the continuing listing requirements of NASDAQ Marketplace Rule 5550(b)(2), which requires that we maintain a minimum market value of listed securities of at least $35 million. NASDAQ also informed us that we did not meet the requirements of Listing Rules 5550(b)(1) and 5550(b)(3). Under NASDAQ’s Listing Rules, we had 180 calendar days from the date of the notification to regain compliance, which expired on March 1, 2022. We were unable to regain compliance during this 180-day period. Subsequently, on March 2, 2022, we received an additional notification from the Listing Qualifications Department stating that due to the deficiency, our securities would be delisted from NASDAQ on March 11, 2022, unless we appealed NASDAQ’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of our securities pending the Panel’s decision. On March 9, 2022, we submitted the hearing request. On April 1, 2022, the Company received a letter from the Office of the General Counsel of The Nasdaq Stock Market LLC the which stated that the NASDAQ staff had determined that the Company has regained compliance with The Nasdaq Capital Market’s $2.5 million stockholders’ equity requirement for continued listing and that, consequently, the previously-announced hearing before the NASDAQ Hearings Panel on April 14, 2022, had been cancelled.

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

We continue to pursue regulatory approval.  In December 2019, we submitted a New Drug Application (“NDA”) for IV Tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV Tramadol. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We are evaluating next steps with regard to IV Tramadol.

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

31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2022. **
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 16, 2022	By: /s/ David Jin
David Jin
Interim Principal Executive Officer, Interim Principal Financial Officer, and Chief Operating Officer