Form 10-Q
period 2022-06-30
AVENUE THERAPEUTICS, INC.
filed 2022-08-15
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38114

AVENUE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4113275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor, New York, NY 10014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 8, 2022
Common Stock, $0.0001 par value	22,134,784

AVENUE THERAPEUTICS, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

AVENUE THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$890	$3,763
Other receivables - related party	—	90
Prepaid expenses and other current assets	115	107
Total Assets	$1,005	$3,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$397	$451
Accounts payable and accrued expenses - related party	10	58
Total current liabilities	407	509

Total Liabilities	407	509

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock ($0.0001 par value), 50,000,000 shares authorized
Common shares, 22,134,784 and 21,089,658 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	81,060	80,448
Accumulated deficit	(80,464)	(76,999)
Total Stockholders’ Equity	598	3,451
Total Liabilities and Stockholders’ Equity	$1,005	$3,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$151	$328	$1,959	$586
General and administrative	454	623	1,509	1,366
Loss from operations	(605)	(951)	(3,468)	(1,952)

Interest income	(1)	(2)	(3)	(5)
Net Loss	$(604)	$(949)	$(3,465)	$(1,947)

Net loss per common share outstanding, basic and diluted	$(0.03)	$(0.06)	$(0.16)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	21,916,005	16,556,320	21,439,242	16,556,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2022

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2022	250,000	$—	22,134,784	$2	$81,017	$(79,860)	$1,159
Share based compensation	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	(604)	(604)
Balance at June 30, 2022	250,000	$—	22,134,784	$2	$81,060	$(80,464)	$598

Six months ended June 30, 2022

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	250,000	$—	21,089,658	$2	$80,448	$(76,999)	$3,451
Share based compensation	—	—	1,045,126	—	612	—	612
Net loss	—	—	—	—	—	(3,465)	(3,465)
Balance at June 30, 2022	250,000	$—	22,134,784	$2	$81,060	$(80,464)	$598

Three months ended June 30, 2021

	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at March 31, 2021	250,000	$—	16,748,068	$2	$75,739	$(74,266)	$1,475
Share based compensation	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(949)	(949)
Balance at June 30, 2021	250,000	$—	16,748,068	$2	$75,855	$(75,215)	$642

Six months ended June 30, 2021
	Class A Preferred				Additional		Total
	Shares		Common Shares		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	250,000	$—	16,747,803	$2	$75,625	$(73,268)	$2,359
Share based compensation	—	—	—	—	230	—	230
Cashless exercise of warrants	—	—	265	—	—	—	—
Net loss	—	—	—	—	—	(1,947)	(1,947)
Balance at June 30, 2021	250,000	$—	16,748,068	$2	$75,855	$(75,215)	$642

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(3,465)	$(1,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	612	230
Changes in operating assets and liabilities:
Other receivables - related party	90	—
Prepaid expenses and other current assets	(8)	43
Accounts payable and accrued expenses	(54)	(441)
Accounts payable and accrued expenses - related party	(48)	104
Net cash and cash equivalents used in operating activities	(2,873)	(2,011)

Net change in cash and cash equivalents	(2,873)	(2,011)
Cash and cash equivalents, beginning of period	3,763	3,132
Cash and cash equivalents, end of period	$890	$1,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”), to develop and market pharmaceutical products for the acute care setting in the United States. The Company is focused on developing its product candidate, an intravenous (“IV”) formulation of tramadol HCl (“IV Tramadol”), for post-operative acute pain, and, to the extent the transactions contemplated by the Contribution Agreement (as defined below) are contemplated, the development of Baergic.

Baergic

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in a private subsidiary company of Fortress, Baergic Bio, Inc. (“Baergic”), to the Company. Under the Contribution Agreement, Fortress also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals Inc. (“InvaGen”) to (A) have 100% of its shares in the Company repurchased by the Company and (B) terminate certain of the agreements into which it entered with the Company and/or Fortress in connection with InvaGen’s 2019 equity investment in the Company, which would eliminate certain negative consent rights of InvaGen over the Company and restore certain rights and privileges of Fortress in the Company (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on The Nasdaq Capital Market.

If consummated, the transaction is expected to expand Avenue’s development portfolio within neuroscience. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

NASDAQ Deficiency Letter

On May 24, 2022, the Company received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, reporting the stockholders’ equity of $1,159,000. Pursuant to the Nasdaq Letter, the Company has 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. On July 8, 2022, the Company submitted a compliance plan (the “Compliance Plan”) to Nasdaq.

On August 9, 2022, the Company received written notice (the “Notice”) from Nasdaq, stating that Nasdaq has determined that the Company has not complied with the Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of its common stock be at least $1.00 per share (the “Minimum-Bid Price Requirement”), or the Stockholders’ Equity Requirement. The Notice indicated that the Company’s common stock would be suspended from trading on Nasdaq unless the Company requests a hearing before a Hearings Panel (the “Panel”) by August 16, 2022. The Company intends to timely request the aforementioned hearing with the Panel, which request will stay any trading suspension of the Company’s common stock until the completion of the Nasdaq hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

Additionally, as previously disclosed on February 8, 2022, the Company received a letter from the Regulations Department of The Nasdaq Stock Market LLC indicating that the closing bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days, and that, therefore, the Company is not in compliance with the Minimum-Bid Price Requirement for continued listing on The Nasdaq Capital Market.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

The Company is working diligently to satisfy the Minimum-Bid Price and the Stockholders’ Equity Requirements. However, there can be no assurance that the Company will be able to satisfy the Minimum-Bid Price Requirement or the Stockholders’ Equity Requirement prior to the hearing date or at all.

Reverse Stock Split

On July 25, 2022, the holders of a majority of the voting power of the capital stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company (the “Board”) to, without further stockholder approval, (i) effect a reverse stock split of the Company’s issued and outstanding common stock within a range of between 10-for-1 and 20-for-1 (with the Board being authorized to determinate the exact ratio) (the “Reverse Stock Split”) and (ii) reduce the number of the Company’s authorized shares of common stock from 50,000,000 to 20,000,000 (the “Authorized Share Reduction”) by filing an amendment (the “Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The written consent was signed by the holders of 9,423,429 shares of the Company’s common stock and 250,000 shares of the Company’s Class A Preferred Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Preferred Stock has the voting power of 1.1 times (A) the number of outstanding shares of common stock plus (B) the whole shares of Company common stock into which the outstanding shares of Class A Preferred Stock are convertible, divided by the number of outstanding shares of Class A Preferred Stock, or 99 votes per share as of July 25, 2022. Accordingly, the holders of approximately 73% of the voting power of the Company’s capital stock as of July 25, 2022 signed the written consent approving the Reverse Stock Split, the Authorized Share Reduction and the Amendment. The Board also approved the Reverse Stock Split, the Authorized Share Reduction and the Amendment.

Pursuant to rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, a definitive Schedule 14C information statement will be filed with the Securities and Exchange Commission and sent or provided to the stockholders of the Company. The Reverse Stock Split will become effective no earlier than twenty (20) days from the mailing of the information statement to the common stockholders of record, and the Authorized Share Reduction will become effective once the Amendment is filed with the Secretary of State of the State of Delaware.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $80.5 million.

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

On October 12, 2020, the Company announced that it had received a Complete Response Letter (the “First CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, the Company resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, the Company announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV Tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV Tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. The Company continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. The Company submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, the Company received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, the Company submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, the Company received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, the Company had its Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, the Company received an Appeal Denied Letter from the OND in response to the FDRR. The Company is continuing to evaluate next steps with regard to IV Tramadol.

As of June 30, 2022, the Company had cash and cash equivalents of $0.9 million. The Company believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the fourth quarter of 2022. The Company will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stock Purchase and Merger Agreement (“SPMA”) with InvaGen, any equity funding must be approved by InvaGen. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report. The unaudited interim condensed financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2021, which were included in the Company’s Annual Report on Form 10-K and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 in its audited financial statements for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022. With the exception of those noted below, there have been no material changes to the Company’s significant accounting policies.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,
	2022	2021
Unvested restricted stock units/awards	321,230	1,139,910
Preferred shares	250,000	250,000
Total potential dilutive effect	571,230	1,389,910

Note 3 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Accounts payable	$293	$304
Accrued employee compensation	15	24
Accrued contracted services and other	89	123
Accounts payable and accrued expenses	$397	$451

AVENUE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

On May 11, 2022, the Company entered into the Contribution Agreement with Fortress related to the Company’s acquisition of Baergic, on the terms and subject to the satisfaction of conditions described above in Note 1 – Organization, Plan of Business Operations. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards. The Company believes that the terms of the Contribution Agreement is at least as favorable as the terms that the Company would have been able to obtain with a disinterested party.

Note 5 - Stockholders’ Equity

Equity Incentive Plan

The Company has in effect the Amended 2015 Equity Incentive Plan (“2015 Incentive Plan” or “Plan”). The 2015 Incentive Plan was adopted in December 2015 by the Company’s stockholders and an amendment to the Plan to increase the number of authorized shares issuable to 4,000,000 shares was approved by the Company’s stockholders in December 2021. Under the 2015 Incentive Plan, the compensation committee of the Board is authorized to grant stock-based awards to directors, officers, employees and consultants. The Plan authorizes grants to issue up to 4,000,000 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of June 30, 2022, there are 1,837,336 shares available to be issued under the Plan.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the six months ended June 30, 2022:

		Weighted Average
	Number of Units and	Grant Date Fair
	Awards	Value
Unvested balance at December 31, 2021	1,416,356	$3.75
Forfeited	(10,000)	$0.93
Vested	(1,085,126)	$2.52
Unvested balance at June 30, 2022	321,230	$2.21

For the three months ended June 30, 2022 and 2021, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $43,000 and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.6 million and $0.2 million, respectively.

At June 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. This amount does not include, as of June 30, 2022, 50,000 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for milestone awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Stock Warrants

There was no warrant activity for the six months ended June 30, 2022.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “2021 Form 10-K”). This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Item 1.A. “Risk Factors” of this Quarterly Report on Form 10-Q and any updates to those risk factors contained in our subsequent periodic and current reports filed with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a specialty pharmaceutical company that seeks to develop and commercialize our product principally for use in the acute/intensive care hospital setting. Our current product candidate is intravenous (IV) Tramadol (“IV Tramadol”), for the treatment of post-operative acute pain. Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (“NDA”) for IV Tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV tramadol. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. We continue to evaluate next steps with regard to IV Tramadol.

Our net loss for the six months ended June 30, 2022 and 2021 was approximately $3.5 million and $1.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $80.5 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and to incur operating losses for at least the next several years as we develop and seek regulatory approval for IV Tramadol in the United States.

We intend to obtain additional capital through the sale of debt or equity financings or other arrangements to fund our operations, research and development activity or regulatory approval activity; however, there can be no assurance that we will be able to raise the necessary capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of our common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to our stockholders. If we are unable to obtain such additional financing, future operations may need to be scaled back or discontinued.

We are a majority-controlled subsidiary of Fortress.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, NY 10014. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

Recent Developments

On August 1, 2022, the Board approved the appointment of Dr. Alexandra MacLean as Chief Executive Officer of the Company, effective immediately. Dr. MacLean does not currently have an employment agreement with the Company but will receive a cash salary in the amount of $332,200 per year.

With the appointment of Dr. MacLean as the new Chief Executive Officer, Mr. David Jin will end his term as interim Chief Executive Officer and will continue his responsibilities as Interim Chief Financial Officer and Chief Operating Officer of the Company.

Baergic

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

If consummated, the transaction is anticipated to expand Avenue’s development portfolio within neuroscience. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

NASDAQ Deficiency Letter

On May 24, 2022, we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. Our failure to comply with the Stockholders’ Equity Requirement was based on the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, reporting the stockholders’ equity of $1,159,000. Pursuant to the Nasdaq Letter, we had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. On July 8, 2022, we submitted a compliance plan (the “Compliance Plan”) to Nasdaq.

On August 9, 2022, we received written notice (the “Notice”) from Nasdaq, stating that the Nasdaq has determined that we have not complied with the Nasdaq Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of our common stock be at least $1.00 per share (the “Minimum-Bid Price Requirement”), or the Stockholders’ Equity Requirement. The Notice indicated that our common stock would be suspended from trading on Nasdaq unless we request a hearing before an independent hearings panel (the

“Panel”) by August 16, 2022. We intend to timely request the aforementioned hearing with the Panel, which request will stay any trading suspension of our common stock until the completion of the Nasdaq hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

Additionally, as previously disclosed on February 8, 2022, we received a letter from the Regulations Department of The Nasdaq Stock Market LLC indicating that the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days, and that, therefore, we are not in compliance with the Minimum-Bid Price Requirement for continued listing on The Nasdaq Capital Market.

We are working diligently to satisfy the Minimum-Bid Price and the Stockholders’ Equity Requirements. However, there can be no assurance that we will be able to satisfy the Minimum-Bid Price Requirement or the Stockholders’ Equity Requirement prior to the hearing date or at all.

Reverse Stock Split

On July 25, 2022, the holders of a majority of the voting power of the capital stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company (the “Board”) to, without further stockholder approval, (i) effect a reverse stock split of the Company’s issued and outstanding common stock within a range of between 10-for-1 and 20-for-1 (with the Board being authorized to determinate the exact ratio) (the “Reverse Stock Split”) and (ii) reduce the number of the Company’s authorized shares of common stock from 50,000,000 to 20,000,000 (the “Authorized Share Reduction”) by filing an amendment (the “Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The written consent was signed by the holders of 9,423,429 shares of the Company’s common stock and 250,000 shares of the Company’s Class A Preferred Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Preferred Stock has the voting power of 1.1 times (A) the number of outstanding shares of common stock plus (B) the whole shares of Company common stock into which the outstanding shares of Class A Preferred Stock are convertible, divided by the number of outstanding shares of Class A Preferred Stock, or 99 votes per share as of July 25, 2022. Accordingly, the holders of approximately 73% of the voting power of the Company’s capital stock as of July 25, 2022 signed the written consent approving the Reverse Stock Split, the Authorized Share Reduction and the Amendment. The Board also approved the Reverse Stock Split, the Authorized Share Reduction and the Amendment.

Pursuant to rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, a definitive Schedule 14C information statement will be filed with the Securities and Exchange Commission and sent or provided to the stockholders of the Company. The Reverse Stock Split will become effective no earlier than twenty (20) days from the mailing of the information statement to the common stockholders of record, and the Authorized Share Reduction will become effective once the Amendment is filed with the Secretary of State of the State of Delaware.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. Through the filing date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, we have not experienced a significant impact on our business resulting from government restrictions on the movement of people, goods, and services. Management believes any disruption, when and if experienced would be temporary, however, there is uncertainty around when any disruption might occur, the duration and the potential impact.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the 2021 Form 10-K.

There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Results of Operations

General

At June 30, 2022, we had an accumulated deficit of $80.5 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate is still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2022 and 2021

	For The Three Months Ended
	June 30,		Change
($ in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$151	$328	$(177)	(54)%
General and administrative	454	623	(169)	(27)%
Loss from operations	(605)	(951)	346	(36)%

Interest income	(1)	(2)	(1)	(50)%
Net Loss	$(604)	$(949)	$345	(36)%

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

For the three months ended June 30, 2022 and 2021, research and development expenses were $0.2 million and $0.3 million, respectively. The decrease of $0.1 million is primarily associated with decreases of $0.1 million salary expenses.

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

For the three months ended June 30, 2022 and 2021, general and administrative expenses were $0.5 million and $0.6 million, respectively. The decrease of $0.1 million is primarily associated with decreases of $0.2 million salary expenses partially offset by an increase in legal and accounting costs of $0.1 million.

Interest Income

Interest income was $1,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2022 and 2021

	For The Six Months Ended
	June 30,		Change
($in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$1,959	$586	$1,373	234%
General and administrative	1,509	1,366	143	10%
Loss from operations	(3,468)	(1,952)	(1,516)	78%

Interest income	(3)	(5)	(2)	(40)%
Net Loss	$(3,465)	$(1,947)	$(1,518)	78%

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

For the six months ended June 30, 2022 and 2021, research and development expenses were $2.0 million and $0.6 million, respectively. The increase of $1.4 million is primarily associated with increases of: $1.0 million due to advisory committee preparation and costs, $0.2 million in bonus costs, and $0.2 million in non-cash stock compensation costs.

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

For the six months ended June 30, 2022 and 2021, general and administrative expenses were $1.5 million and $1.4 million, respectively. The increase of $0.1 million is due to increases in non-cash stock compensation costs of $0.2 million partially offset by a decrease in legal costs of $0.1 million.

Interest Income

Interest income was $3,000 and $5,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest income was due to the reduction in cash and cash equivalents.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we had an accumulated deficit of $80.5 million. We have used the funds from our initial public offering completed June 30, 2017, from the InvaGen share purchase and from our subsequent public offerings in 2021 to finance our operations and will continue to use the funds primarily for general corporate purposes, which may include financing our growth and developing our product candidate.

We believe that our cash and cash equivalents are only sufficient to fund our operating expenses into the fourth quarter of 2022. We will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Stockholder’s Agreement, by and between the Company and InvaGen, entered into on November 21, 2018, any equity funding must be approved by InvaGen. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

In addition to the foregoing, based on current assessments, we do not expect any material impact on our regulatory timeline and our liquidity due to the worldwide spread of the COVID-19 virus. However, we are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in the 2021 Form 10-K.

Recently Adopted and Issued Accounting Pronouncements

Not applicable.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

	For The Six Months Ended
	June 30,
($ in thousands)	2022	2021
Total cash and cash equivalents used in:
Operating activities	$(2,873)	$(2,011)
Net decrease in cash and cash equivalents	$(2,873)	$(2,011)

Operating Activities

Net cash and cash equivalents used in operating activities was $2.9 million for the six months ended June 30, 2022, primarily comprised of our $3.5 million net loss partially offset by $0.6 million in share based compensation.

Net cash and cash equivalents used in operating activities was $2.0 million for the six months ended June 30, 2021, primarily comprised of our $1.9 million net loss and decreases in operating assets and liabilities of $0.3 million partially offset by $0.2 million in share-based compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2021 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2021 Form 10-K, the information below, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

If we fail to satisfy applicable listing standards, our common stock may be delisted from the NASDAQ Capital Market.

On September 2, 2021, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”) notifying us that, based upon its review for the last 30 consecutive business days, we did not meet the continuing listing requirements of NASDAQ Marketplace Rule 5550(b)(2), which requires that we maintain a minimum market value of listed securities of at least $35 million (the “Minimum-Bid Price Requirement”). NASDAQ also informed us that we did not meet the requirements of Listing Rules 5550(b)(1) and 5550(b)(3). Under NASDAQ’s Listing Rules, we had 180 calendar days from the date of the notification to regain compliance, which expired on March 1, 2022. We were unable to regain compliance during this 180-day period. Subsequently, on March 2, 2022, we received an additional notification from the Listing Qualifications Department stating that due to the deficiency, our securities would be delisted from NASDAQ on March 11, 2022, unless we appealed NASDAQ’s determination to a Hearings Panel (the “Panel”). A hearing request would stay the suspension of our securities pending the Panel’s decision. On March 9, 2022, we submitted the hearing request. On April 1, 2022, the Company received a letter from the Office of the General Counsel of The Nasdaq Stock Market LLC the which stated that the NASDAQ staff had determined that the Company has regained compliance with The Nasdaq Capital Market’s $2.5 million stockholders’ equity requirement for continued listing and that, consequently, the previously-announced hearing before the NASDAQ Hearings Panel on April 14, 2022, had been cancelled.

On May 24, 2022, the Company received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, reporting the stockholders’ equity of $1,159,000.

Pursuant to the Nasdaq Letter, the Company submitted a compliance plan on July 8, 2022. On August 9, 2022, the Company received written notice (the “Notice”) from Nasdaq, stating that Nasdaq had determined that the Company was not in compliance with the Minimum-Bid Requirement or the Stockholders’ Equity Requirement. The Notice indicated that the Company’s common stock would be suspended from trading on Nasdaq unless the Company requests a hearing before the Panel by August 16, 2022. The Company intends to timely request the aforementioned hearing with the Panel, which request will stay any trading suspension of the Company’s common stock until the completion of the Nasdaq hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

There can be no assurances, however, that we will be successful in satisfying the Minimum-Bid Price Requirement or the Stockholders’ Equity Requirement prior to the hearing date or at all. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

There is no assurance that we will be able to consummate the transactions contemplated by the Baergic Contribution Agreement or, if consummated, that we will be able to successfully integrate Baergic.

The consummation of the transactions contemplated by the Contribution Agreement for the Company’s acquisition of Baergic is subject to the satisfaction of certain conditions precedent, as described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There is no assurance that these conditions will be satisfied. Our failure to close this transaction could have a material adverse effect on our financial condition and cash flows. In the event the Baergic transactions close, there can be no assurance that we will have sufficient capital resources to adequately pursue the development of Baergic. In addition, as with any of our product candidates, we are subject to many external third party risks including regulatory and manufacturing, which are outlined in the 2021 Form 10-K. We could experience financial or other setbacks if the transaction encounters unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated. Following the completion of the Baergic acquisitions, we may need to rely on Fortress to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. The failure of the Company to receive such support in a manner that is acceptable to us, could result in a material adverse effect on our business, results of operations and financial condition.

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

3.3	Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 (File No. 000-38114) and incorporated herein by reference.
10.1	Stock Contribution Agreement between Avenue Therapeutics, Inc. and Fortress Biotech, Inc., dated May 11, 2022*
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2022. **
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30 , 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 15, 2022	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)