Form 10-K
period 2022-12-31
AVENUE THERAPEUTICS, INC.
filed 2023-03-31
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154

(Address of principal executive offices and zip code)

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol(s)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	ATXI	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $2,946,058.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 28, 2023
Common Stock, $0.0001 par value	5,944,149

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2022.

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of current or historical fact contained in this report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “project,” “will,” “would” and similar expressions are generally intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	the fact that we currently have no drug products for sale and that our success is dependent on our product candidates receiving regulatory approval and being successfully commercialized;
●	the possibility that serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, such that we would need to abandon or limit development of some of our product candidates;
●	our ability to successfully integrate Baergic Bio, Inc. or develop BAER-101 or AJ201;
●	the substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
●	the significant losses we have incurred since inception and our expectation that we will continue to incur losses for the foreseeable future;
●	our need for substantial additional funding, which may not be available to us on acceptable terms, or at all, which unavailability could force us to delay, reduce or eliminate our product development programs or commercialization efforts;
●	our reliance on third parties for several aspects of our operations;
●	our reliance on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable;
●	the possibility that we may not receive regulatory approval for any or all of our product candidates, or that such approval may be significantly delayed due to scientific or regulatory reasons;
●	the fact that even if one or more of our product candidates receives regulatory approval, they will remain subject to substantial regulatory scrutiny;
●	the effects of current and future laws and regulations relating to fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations;
●	the effects of competition for our product candidates and the potential for new products to emerge that provide different or better therapeutic alternatives for our targeted indications;
●	the possibility that the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates or any future products;
●	our ability to establish sales and marketing capabilities or to enter into agreements with third parties to market and sell our product candidates;
●	our exposure to potential product liability claims;

●	related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our ability to maintain compliance with the obligations under our intellectual property licenses and funding arrangements with third parties, without which licenses and arrangements we could lose rights that are important to our business;
●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a voting majority of our common stock and has rights to receive significant share grants annually; and
●	the risks described under the section titled “Risk Factors” in this Annual Report and in other filings we make with the Securities and Exchange Commission.

The forward-looking statements contained in this report speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this press release, except as required by applicable law. We qualify all of our forward-looking statements by these cautionary statements.

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

Risks Pertaining to Our Business and Influence

●	We currently have no drug products for sale, but we are developing three drug product candidates, IV Tramadol, BAER-101 and AJ201. We are dependent on the success of our product candidates and cannot guarantee that our product candidates will receive regulatory approval or be successfully commercialized.
●	If serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, we may need to abandon or limit our development of some of our product candidates.
●	There is no assurance that we will be able to successfully integrate Baergic Bio, Inc. or develop BAER-101 or AJ201.
●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

Risks Pertaining to Reliance on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We rely on third parties to manufacture our products and their failure to produce the product in the volumes that we require on a timely basis, to produce the product according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of this product candidate, lose potential revenues or be unable to meet market demand.
●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for our product candidates, or our approval may be significantly delayed due to scientific or regulatory reasons.
●	Even if one or more of our product candidates receives regulatory approval, which may not occur, it will remain subject to substantial regulatory scrutiny.
●	Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
●	If the Drug Enforcement Agency (“DEA”) decides to reschedule Tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV Tramadol could lose its competitive advantage, and our related clinical development and regulatory approval could be delayed or prevented.

Risks Pertaining to the Commercialization of Product Candidates

●	We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.
●	We expect intense competition for our product candidates, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.
●	If the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.
●	If we are unable to establish sales, and marketing capabilities or to enter into agreements with third parties to market and sell our product candidate, we may not be successful in commercializing our product candidates if and when they are approved.
●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates or other product candidates we may license or acquire and may have to limit their commercialization.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock and has the rights to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.
●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

PART I

Item 1.          Business

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of rare and neurologic diseases. Our current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”), intravenous (IV) Tramadol (“IV Tramadol”) for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

In February 2023, we announced that we entered into a license agreement with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”) whereby the Company obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the United States (“U.S.”) for the treatment of SBMA, also known as Kennedy’s Disease.

In November 2022, we completed a Share Contribution Agreement, dated May 11, 2022 (the “Share Contribution Agreement”) with Fortress Biotech, Inc (“Fortress”) to acquire the shares in Baergic Bio, Inc. (“Baergic”), which is developing BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”). As a result, Baergic is a majority-controlled and owned subsidiary company of Avenue.

As used throughout this filing, the words “we”, “us” and “our” may refer to Avenue individually or together with our subsidiary, Baergic, each as dictated by context.

We are a majority-controlled subsidiary of Fortress.

Acquisition of Our Product Candidates Under Development

AJ201

In February 2023, we licensed intellectual property rights pertaining to the molecule known as JM17, which actives Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201 from AnnJi Pharmaceutical Co. Ltd. AJ201 is currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. SBMA is a rare, inherited, X-linked genetic neuromuscular disease primarily affecting men. The condition is caused by a polyglutamine expansion in the androgen receptor (“AR”) which leads to production of an abnormal AR protein that forms aggregates responsible for muscle atrophy focused in the spinal-bulbar region of the body. The weakening of the bulbar muscles affects chewing, speech and swallowing, with patients prone to choking or inhaling foods or liquids, resulting in airway infection. SBMA also affects muscles in the limbs, leading to difficulty walking and injury caused by falling. Currently, there is no effective treatment for SBMA.

AJ201 was designed to modify SBMA through multiple mechanisms including degradation of the abnormal AR protein and by stimulating Nrf1 and Nrf2, which are involved in protecting cells from oxidative stress which can lead to cell death. AJ201 completed a Phase 1 clinical trial in 2021, which demonstrated the safety of the molecule. It is currently being studied in a Phase 1b/2a multicenter, randomized, double-blind clinical trial in six clinical sites across the U.S., and screening of patients with SBMA has begun. This study aims to evaluate the safety and clinical response of AJ201 in patients suffering from SBMA. AJ201 has been granted Orphan Drug Designation (“ODD”) by the U.S. Food and Drug Administration for the indications of SBMA, Huntington’s Disease and Spinocerebellar Ataxia.

IV Tramadol

Under the terms of certain agreements described herein, we have an exclusive license to develop and commercialize IV Tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (“NDA”) for IV Tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV tramadol. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. On August 31, 2022, the Company disclosed that, on June 17, 2022, following the receipt of the Letter, the Company submitted a Type A Meeting Request and related briefing documents to the FDA. The meeting was granted by the Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) on June 27, 2022, and scheduled for August 9, 2022. The Company submitted a briefing document presenting a study design that the Company believed has the potential to address the comments and deficiencies noted in the Letter and sought the DAAAP’s guidance to refine the study design that would support a resubmission of a New Drug Application for the Company’s current lead product candidate, intravenous Tramadol. The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. We incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol that could form the basis for the submission of a complete response to the Second CRL.

We announced on March 8, 2023 that the Company would participate in a Type C meeting with the FDA on March 9, 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV Tramadol relative to an approved opioid analgesic. We continue to evaluate next steps with regard to IV Tramadol.

BAER-101 (novel α2/3–subtype-selective GABA A PAM)

Through our majority-owned subsidiary, Baergic, we are developing BAER-101, a high affinity, selective modulator of the gamma-aminobutyric acid (“GABA”) A, which is a receptor system with differential binding and modulatory properties dependent on the particular GABA A subtype. Baergic intends to explore BAER-101 in a number of neurologic disorders where patients are not adequately treated.

Our Strategy

Our primary objective is to establish each of our product candidates as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the treatment of patients with rare and neurologic diseases. The key elements of our strategy include:

●	Develop AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”) and potentially other polyglutamine (PolyQ)-related diseases. In February 2023, we licensed AJ201 for the treatment of SBMA and continue to work with the licensor in conducting the ongoing Phase 1b/2a multi-center trial in the United States that we believe could establish the drug’s safety, tolerability, pharmacokinetic, and pharmacodynamic profile.
●	Obtain FDA approval of IV Tramadol for the management of postoperative acute pain. In December 2019, we submitted an NDA for IV Tramadol and received the First CRL from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV tramadol. We continue to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. We submitted a FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with OND of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had an Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. We currently are discussing a potential safety study that may address the FDA’s concerns and form the basis for the submission of a complete response to the Second CRL.

●	Develop BAER-101 for treatment of neurologic disorders including epilepsy and acute anxiety. In November 2022, we acquired Baergic, which has a single asset in development called BAER-101 (formerly known as AZD7325) which has established a safety profile in over 700 patients and has also demonstrated efficacy in several preclinical models that may predict clinical efficacy in new indications.
●	Maintain, expand and protect our intellectual property portfolio. We intend to expand and protect our intellectual property in the area of rare and neurologic diseases by evaluating potential product candidates for license or other acquisition.

AJ201 and the SBMA Treatment Market

SBMA Background

We are currently focused on developing AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease.

SBMA is a rare, inherited, X-linked genetic neuromuscular disease primarily affecting men. Onset of the disease is typically in adulthood, between the ages of 30 and 50, and results in significant debilitating symptoms and decreased quality of life issues.

The condition is caused by a polyglutamine expansion in the AR which leads to production of an abnormal AR protein that forms aggregates responsible for muscle atrophy focused in the spinal-bulbar region of the body. The weakening of the bulbar muscles affects chewing, speech and swallowing, with patients prone to choking or inhaling foods or liquids, resulting in airway infection. SBMA also affects muscles in the limbs, leading to difficulty walking and injury caused by falling. Although there is a range of cited prevalence rates in the literature, a recent study using genetic analysis to estimated disease prevalence of 1:6,887 males. (Zanovello M et al. Brain. 2023; doi:10.1093/brain/awad050).

Currently, there is no FDA approved treatment for SBMA and patients are managed with physical therapy, steroids, and pain management in the United States. Therapies in development focus on the reduction of aggregated mutant androgen receptors and resultant neurotoxicity.

AJ201 Overview

AJ201 is a pleiotropic small molecule that was designed to modify multiple mechanisms including degradation of the abnormal AR protein and stimulation of Nrf1 and Nrf2, which are involved in protecting cells form oxidative stress which can lead to cell death. We believe AJ201 may treat SBMA by enhancing mutant protein degradation and decreasing neuroinflammation.

AJ201 has been granted Orphan Drug Designation by the FDA for SBMA, Huntington’s disease, and spinocerebellar ataxia.

Development History and Strategy

Preclinical efficacy data has shown that AJ201: (1) reduces levels and accumulation of the mutant AR protein in mouse muscle tissues; (2) enhances degradation of mutant AR in SBMA patient fibroblasts; and (3) leads to improved motor function in symptomatic animals compared with vehicle control based on a grip test in an SBMA disease mouse model.

In 2021, a Phase 1 single ascending dose and multiple ascending dose study was conducted with AJ201 in healthy volunteers in Australia. A total of 72 subjects were enrolled and none were withdrawn due to safety concerns. The drug was shown to be well tolerated with no serious adverse events and no significant food effect on drug absorption. The drug-proportional exposure was over 40-fold of the dose ranging from 15 mg to 600 mg and drug absorption plateaued above 600 mg. No drug accumulation was seen over repeated daily treatment.

In late 2022, a Phase 1b/2a multicenter double-blind randomized clinical trial was initiated to assess the tolerability of AJ201 in patients with clinically and genetically defined SBMA with a secondary objective of assessing the pharmacokinetics and pharmacodynamics of AJ201 in skeletal muscles. We expect the trial to enroll 20 early SBMA patients 18 years of age or older in the U.S. across six sites including Stanford University, University of California, Irvine, the National Institutes of Health, Mayo Clinic Jacksonville, Mayo Clinic Rochester, and Washington University in St. Louis. The patients will be dosed once daily orally with 600 mg of AJ201 for 12 weeks with a four-week follow-up period.

Tramadol and The U.S. Postoperative Pain Market

Postoperative Pain Market

We are currently focused on developing IV Tramadol for the management of postoperative acute pain. Even though the postoperative pain market is entrenched with low cost, generic pain relievers, we believe that there remains a significant unmet medical need for safer and better-tolerated analgesics.

The major goal in the management of postoperative pain is minimizing the dose of medications to lessen side effects while still providing adequate pain relief for analgesia. Understanding the range of available interventions and considering the type of surgery is essential in order to provide safe and effective pain management. The general consensus among pain management practitioners is that use of more than one modality (i.e., molecules with different mechanisms or with different routes of administration) is optimal for successful postoperative pain management. The most commonly prescribed agents in the immediate postoperative pain market are typically acetaminophen, or APAP, NSAIDS, and opioid analgesics. APAP and NSAIDs are not sufficiently effective as the sole agent for pain management after major surgery in most patients. However, when used in conjunction with opioids, APAP and NSAIDs offer substantial benefits as the quality of analgesia is often improved or enhanced due to their differentiated mechanism of action.

Traditional opioids offer safe and effective postoperative pain control and can be used in combination with other agents and techniques. However, the side effects of opioids, such as morphine, include sedation, dizziness, nausea, vomiting, constipation, physical dependence, tolerance, and respiratory depression. Physical dependence and addiction are clinical concerns that may prevent proper prescribing and, in turn, inadequate pain management. Less common side effects include delayed gastric emptying, hyperalgesia, immunologic and hormonal dysfunction, muscle rigidity, and myoclonus. Importantly, they are Schedule II opioids (per DEA classification) and carry a high abuse potential.

Tramadol

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

The clinical trials from our development program are summarized below:

●	Lu, L., et al. Comparing the Pharmacokinetics of 2 Novel Intravenous Tramadol Dosing Regimens to Oral Tramadol: A Randomized 3-Arm Crossover Study. Clinical Pharmacology in Drug Development. October 2019.
●	Minkowitz, H., et al. Intravenous Tramadol is Effective in the Management of Postoperative Pain Following Abdominoplasty: A Three-Arm Randomized Placebo- and Active-Controlled Trial. Drugs in R&D. May 2020.
●	Minkowitz, H., et al. IV Tramadol – A New Treatment Option for Management of Post-Operative Pain in the U.S.: An Open-Label, Single-Arm, Safety Trial Including Various Types of Surgery. Journal of Pain Research. May 2020.
●	Singla, N., et al. Efficacy and Safety of Intravenously Administered Tramadol in Patients with Moderate to Severe Pain Following Bunionectomy: A Randomized, Double-Blind, Placebo-Controlled, Dose-Finding Study. Pain and Therapy. July 2020.

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

We believe that IV Tramadol, if approved, can fill the unmet need in the post-surgical setting and could be an effective alternative to traditional opioids but carry a lower potential for abuse because tramadol is a Schedule IV opioid in the U.S. We believe that the introduction of an IV formulation of tramadol in the United States will address many of the shortcomings of other opioid agonists, and APAP, and NSAIDs, all of which are currently used in the postoperative setting. IV Tramadol’s potential advantages compared to current standard-of-care agents, along with the known efficacy, safety and tolerability profile for oral tramadol support the use of IV Tramadol in this setting. We believe that the risks associated with the use of IV Tramadol will be benign compared to other opioids, and consistent with that of the currently marketed oral tramadol products. Consequently, with the industry trend toward multimodal therapy and away from Schedule II narcotics, if approved, IV Tramadol’s unique profile could position it to become an invaluable part of a treating physician’s repertoire of available pharmaceutical options in the management of postoperative pain.

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

Based on the trials done in Europe and on the data generated with oral tramadol, we believe that IV Tramadol, if approved, will be an attractive option for physicians who treat postoperative pain in the U.S., due to the following attributes:

●	As an established analgesic, tramadol has documented efficacy and safety and physicians are already familiar with the drug.
●	As a Schedule IV controlled substance, tramadol has less potential for addiction and abuse than other narcotics widely prescribed in the post-surgical setting. In the current environment where the opioid epidemic is a recognized problem in the United States and there are increasing restrictions on Schedule II opioids, a Schedule IV opioid such as tramadol may become a more attractive option.
●	Importantly, there is a step-down therapy available for IV Tramadol. Patients are transitioned to oral therapy when they are discharged from the hospital or when they can tolerate oral medicine. Our IV Tramadol dosing regimen provides a similar PK profile to that of oral tramadol at steady state to ensure a smooth step-down process.

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

BAER-101 and the Addressable Market

BAER-101 Overview and Strategy

BAER-101 (formerly known as AZD7325) is a novel selective oral GABA-A α2 and α3 PAM. Modulators of GABA-A receptors (GABA-ARs) have entered a new age in their clinical development with multiple assets moving forward since the 2019 U.S. FDA approval of brexanolone (Zulresso®). These compounds are being developed for a host of therapeutic indications including epilepsy, anxiety, pain, depression, and other disease states. BAER-101 is a small molecule potentiator of GABA-ARs with oral bioavailability that preferentially activates α2- and α3-containing GABA-ARs.

Preclinical data have substantiated the efficacy of BAER-101 as a novel anxiolytic and antiepileptic with potential for also treating Fragile X Syndrome. Consistent with its selectivity over α1-preferring GABA-ARs, BAER-101 may have a reduced propensity to produce sedation and memory impairment.

BAER-101 has demonstrated efficacy in several preclinical models that may predict efficacy in patients. BAER-101 produced potent anxiolytic-like effects in rodents, anticonvulsant activity in certain rodent seizure models, efficacy in rodent models of Dravet syndrome and in a rodent model of Fragile X syndrome. Studies in rodents have also demonstrated good tolerability, with minimal ability to induce motor and memory impairment, characteristic effects of non α-selective GABA-AR potentiators like the benzodiazepine (“BDZ”) diazepam. EEG power analysis also differentiated BAER-101 from compounds like the BDZ lorazepam. Physical dependence and abuse liability of BAER-101 are also reduced in model systems compared to non-selective GABA-AR modulators.

We plan to validate BAER-101’s efficacy in highly predictive preclinical models to inform the optimal path forward for the Phase 1b clinical trial(s) that we intend to initiate in 2023.

Diseases Currently Treated with Nonselective GABA-A Drugs: Benzodiazepines

Epilepsy Background

Epilepsy is a chronic disease that manifests as recurrent unprovoked seizures from abnormal electrical discharge in the brain. An epilepsy diagnosis requires at least 2 unprovoked seizures.

The current standard of care treatment involves use of one or more anti-epileptic drugs (“AED”). Side effects of approved therapies include dizziness, nausea, headache, vomiting, fatigue, vertigo, ataxia, blurred vision, and tremor. Even with the availability of approved drugs, 30% of patients do not achieve seizure control with two or more AEDs and these patients are characterized as drug-resistant. The consequences of poorly controlled epilepsy can be quite severe and include shortened lifespan, excessive bodily injury, neuropsychological and psychiatric impairment, and social disability.

Benzodiazepines are a class of AED that are used to treat seizures (convulsions). The use of benzodiazepines for a chronic disease such as epilepsy is limited by the side effect profile including drowsiness, confusion, dizziness, impaired coordination, increased risk of falls and accidents, and depression. More serious side effects include memory problems and behavioral changes — such as increased risk taking, delirium, and risk of dependence.

Studies have shown that people with seizures have a deficit in GABA neurotransmission. GABA, a major inhibitory neurotransmitter, inhibits the activity of nerves that could initiate the seizure. Benzodiazepines mainly work by affecting the gamma amino-butyric acid (GABA) neurotransmitters in the brain. Specifically, benzodiazepines enhance the activity of GABA by binding to its receptor, and opening its chloride channel, enabling release of GABA, resulting in anticonvulsant activity.

Benzodiazepines act non-selectively by enhancing the inhibitory effects of gamma-amino butyric acid (GABA) at GABA-A receptors containing either an α1, α2, α3, or α5 subunit. The field has progressed with the development of selective GABA-A receptor modulators that preferentially target one or more receptor subunits and BAER-101 is such a modulator. BAER-101 is selective for the α2, α3 receptor subunits an, as a result we believe it should provide an anti-convulsant effect while limiting the side effects associated with the α1 receptor.

Acute Anxiety Background

Panic disorder is a common form of an acute anxiety disorder manifesting as frequent panic attacks unrelated to specific situations. Panic attacks involve sudden, intense episodes of apprehension, terror, feelings of impending doom and intense urge to flee, with symptoms reaching peak intensity within ten minutes. Patients can end up presenting to the emergency room simulating physical symptoms which can include labored breathing, heart palpitations, nausea, upset stomach, chest pain, feelings of choking and smothering, dizziness, sweating, lightheadedness, chills, heat sensations, and trembling. Other symptoms may include depersonalization, derealization, and fears of mental illness, losing control, or dying.

Panic disorder is treated with a combination of cognitive behavioral therapy and anxiolytics (drugs that reduce anxiety). These drugs include the following classes: benzodiazepines, tricyclics, selective serotonin reuptake inhibitors (SSRIs), and serotonin-norepinephrine reuptake inhibitors (SNRIs). Side effects can be problematic with existing medications especially with benzodiazepines, that have the potential for symptom exacerbation and abuse.

BAER-101 and AZD7325 Development History

BAER-101 (AZD7325) has been studied in various preclinical studies demonstrating:

●	Selective mechanism of action through in vitro studies: high affinity interaction with GABA-ARs containing α1, α2, or α3 subunits and much lower affinity for α5-containing GABA-ARs. Despite interacting with α1, α2 and α3, in functional assays, BAER-101 selectively potentiates α2 and α3 containing GABA-ARs significantly more than those containing α1.

●	Anti-convulsant effects through in vivo models: Pilot studies were carried out with mice to establish the anticonvulsant potential of BAER-101. In these studies (n=4), mice were dosed with BAER-101 and then given a convulsant stimulus after 0.25, 0.5, 1, 2, or 4 h post dosing. Mice were given BAER-101 by the intraperitoneal (i.p.) route at 10 mg/kg and by the oral (p.o.) route at 30 mg/kg. The following convulsant stimuli were assessed: maximal electroshock, pentylenetetrazol, and 6Hz corneal stimulation. BAER-101 reduced convulsions by 33% in the maximal electroshock test in one experiment, by 25% in the 6Hz assay, and 75% in the pentylenetetrazol test. There was sedation at 30 mg/kg in some mice in only one of the studies conducted.
●	Anxiolytic effects through in vivo models: BAER-101 was tested in three different rodent models and exhibited efficacy: the punished responding model (PR) the rat fear potentiated startle (FPS) model, and the elevated maze model (EM).
●	Reduced in vivo side effect profile through animal models: in vitro profile translates to a non-sedative anxiolytic profile in vivo, as characterized in multiple rat models of sedation and anxiety. Non-clinical studies in rat and primate models of cognition and abuse liability demonstrate that BAER-101 has a reduced side effect profile in these domains as well when compared to benzodiazepines. The safety profile of BAER-101 results in robust margins between predicted maximum clinical exposures for efficacy versus the exposures noted to cause toxicity in the most sensitive species.

A total of 722 male and female subjects have been exposed to BAER-101 in clinical trials and the drug has an established safety profile across multiple clinical studies. Studies completed to date include a single ascending dose (SAD) study, a multiple ascending dose (MAD) study, a Japanese SAD study, a 11C-flumazenil-labeled PET study, an exploratory study specifically designed to address cognition and sedation, a study to evaluate drug abuse potential, a study exploring BAER-101’s cytochrome P450 (CYP) induction potential, a study investigating the co-administration of BAER-101 with an oral contraceptive (OC), and two Phase 2 efficacy studies in patients with generalized anxiety disorder (GAD), all performed by AstraZeneca. BAER-101 has been administered as a single dose up to 100 mg and repeated doses up to 50 mg administered once daily (QD) for 7 days or 15 mg twice daily (BID) for 28 days. Cincinnati Children’s Hospital Medical Center has also completed an investigator-initiated pilot trial in patients with Fragile X Syndrome.

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

We believe that IV Tramadol, if approved, will compete with a number of opioid and non-opioid drugs that are currently available for the management of acute pain or in development. The most commonly used opioids in the postoperative and acute pain settings are morphine, hydromorphone and fentanyl. In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. The non-opioid drugs used in this setting include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine lipsome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant).

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as NTM-001 (Neumentum, Inc.) and CA-008 (Concentric Analgesics, Inc.).

We believe that BAER-101, if approved, will compete with a number of selective and non-selective GABA A receptor agonists. The most commonly used therapies for anxiety and epilepsy are benzodiazepines. Commonly prescribed benzodiazepine therapies are Valium (diazepam), Ativan (lorazepam), Alepam (oxazepam), Alodorm (nitrazepam), Euhypnos (temazepam), Xanax (alprazolam), Clonazepam (klonopin). There are other selective GABA A receptor agonists in clinical development such as darigabat (Cerevel), ENX101 (Engrail Therapeutics), and SAN711 (Saniona).

We believe that AJ201, if approved, will compete with a number of programs targeting various neurologic pathways. There are no FDA approved therapies to treat SBMA. Product candidates in development for the treatment of SBMA include NIDO-361 (Nido Biosciences) and AAV gene therapy targeting mutant androgen receptor (University of Pennsylvania). In Japan, Leuprorelin (Takeda) is approved for the treatment of SBMA, but is not approved outside of Japan.

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

IV Tramadol

Pursuant to the License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ’622 patent”), U.S. Patent No. 9,561,195 (“the ’195 patent”), U.S. Patent 9,566,253 (“the ’253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ’900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), U.S. Patent No. 10,624,842 (“the ’842 patent”), U.S. Patent No. 10,751,279 (the ‘279 patent), U.S. Patent No. 10,729,644 (the ‘644 patent), U.S. Patent No. 10,646,433 (“the ‘433 patent”), U.S. Patent No. 10,617,635 (“the ‘635 patent”), U.S. Patent No. 10,729,645 (”the ‘645 patent”), U.S. Patent No. 10,751,277 (“the ‘277 patent”) and U.S. Patent No. 10,751,278 (“the ‘278 patent”), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

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

The ’278 and ’277 patents are directed to the treatment method, for example, where acute pain is treated.

Other patents are directed to tramadol doses other than about 50 mg. For example, the patents include the ’279 patent and the ’433 patent (about 60 mg tramadol), and the ’521 patent and the ’321 patent (about 25 mg tramadol).

The ’645, ’644, and ’635 patents are directed to various aspects of the treatment method wherein tramadol is co-administered with another analgesic: ketorolac (the ’645 patent), another analgesic selected from NSAIDs, acetaminophen, and another opioid (the ’644 patent), or acetaminophen (the ’635 patent).

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

The License Agreement further grants us exclusive commercialization rights to new patents/patent applications pending with the USPTO directed to the intravenous administration of tramadol co-administered with other analgesics. Currently, these patent applications include U.S. Application Serial No. 16/269,213 (“the ’213 application”, now the ’279 patent), a continuation of the ’556 application and filed February 6, 2019; U.S. Application Serial No. 16/269,124 (“the ’124 application”; now U.S. Patent No. 10,729,644), a continuation of the ’522 application and filed on February 6, 2019; U.S. Application Serial No. 16/375,363 (“the ’363 application”, now the ’635 patent), a continuation of the ’213 application and filed on April 4, 2019 (now U.S. Patent No. 10,751,279); and U.S. Application Serial No. 16/376,382 (“the ’382 application”, now the ’645 patent), a continuation of the ’213 application and filed on April 5, 2019. The ’213 application is directed to intravenously administering a first dose of 60 mg of tramadol, later administering doses every 6 hours (except for the second dose, which is a loading dose administered in a shorter time period), and also administering another analgesic. The ’124 application (now the ’644 patent) is similar, but it claims a dosage of 50 mg. The ’363 application is also similar to the ’213 application, in that it claims 60 mg, but it varies in that it specifies acetaminophen as the other analgesic. The ’382 application is similar to the ’124 application, in that it claims 50 mg, but it varies in that it specifies ketorolac as the other analgesic.

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

BAER-101

In December 2019, Baergic licensed intellectual property related to BAER-101 (formerly known as AZD7325) from AstraZeneca Plc (“AZ”) and Cincinnati Children’s Hospital Medical Center (“CCHMC”) relating to AZD7325 including four issued U.S. patents and related foreign patents. Two of the issued U.S. patents claim the compound itself, related cinnoline compounds, and pharmaceutical preparations thereof and related foreign patents including Canada, China, France, Germany, Italy, Japan, Spain, Sweden, Switzerland, and United Kingdom. Two additional US patents claim methods of use of the compound as it relates to an orphan disease. The compound-related patents may first begin to expire as early as December 2026 and the method of use patents may first begin to expire as early as 2036.

AJ201

In February 2023, we licensed intellectual property rights pertaining to the molecule known as JM17 which underlies the final product form AJ201. The intellectual property licensed includes issued patents in the US relating to the compound itself, and methods of use for treating various medical conditions associated with the androgen receptor. The compound-related patent may first begin to expire as early as 2029 and the method patent as early as 2028. There is also an additional issued patent relating to methods of treating various neurodegenerative disorders which may first begin to expire in 2040.

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

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop or own manufacturing operations in the foreseeable future. Currently, we have one manufacturer, Polpharma, who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV Tramadol in accordance with current Good Manufacturing Practice (CGMP) requirements. We also may plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV Tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue and a milestone payment amount of $2.0 million upon FDA approval of IV Tramadol.

We and our manufacturers, as well as their key subcontractors, are and will be subject to extensive government regulation in connection with the manufacture of any pharmaceutical product, including ongoing periodic and unannounced inspections by the FDA, the DEA and corresponding state, European and other foreign agencies to ensure strict compliance with CGMPs and other applicable state, federal and foreign regulations. We do not have control over third party manufacturers’ compliance with these regulations and standards, other than through contractual obligations and audit oversight. If they are deemed out of compliance with CGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

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

Government and Industry Regulations

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing.

U.S. Drug Development

In the United States, the FDA regulates drugs under the FDCA, and its implementing regulations. Since IV Tramadol is an opioid, such drugs are also regulated by the DEA as controlled substances under the Controlled Substances Act, even at the drug development stage. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any regulatory, compliance or enforcement action by any agency or judicial enforcement action could have a material adverse effect on our products, or our Company. If we fail to manufacture IV Tramadol in sufficient quantities and at acceptable quality and pricing levels, fail to comply with additional DEA requirements related to controlled substances, or fail to fully comply with CGMP regulations, we may face delays in the commercialization of IV Tramadol or be unable to meet market demand, and may be unable to generate potential revenues.

Our product candidates must be approved by the FDA through one of FDA’s available drug approval processes before they may be legally marketed in the United States – (1) an NDA submitted under section 505(b)(1) of the FDCA; (2) an abbreviated new drug application (“ANDA”) under section 505(j); or (3) a new drug application submitted under section 505(b)(2) of the FDCA (505(b)(2) application). We have already submitted our first 505(b)(2) application and intend to utilize the 505(b)(2) regulatory approval pathway for any additional product candidates. Development and approval of drugs generally involves the following:

●	Submission to the FDA of an IND, which must become effective before clinical trials involving humans may begin;
●	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations and other good clinical practices, or GCPs;
●	Submission of an application (NDA, ANDA or 505(b)(2)) to the FDA;
●	The FDA’s decision within 60 days of its receipt of an NDA to accept it for filing and review;
●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with CGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	Possible FDA audit of the clinical trial sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA.

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

Clinical Trials

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacology, side effect tolerability and safety of the drug.
●	Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamics information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the product candidate’s safety and effectiveness for its intended use, establish its overall benefit/risk relationship, and provide an adequate basis for approval.

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2023, effective through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA, is $3,242,026. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. PDUFA also imposes an annual Prescription Drug Program Fee ($393,933 per approved prescription drug product for FY 2023) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that a sponsor who is planning to submit an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial(s) that the sponsor plans to conduct, including objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials. The FDA and the sponsor must reach an agreement on the PSP, but the sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and other clinical development programs.

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

DEA Regulation

Because IV Tramadol is subject to the Controlled Substances Act (CSA) we must comply with various statutory requirements set forth by the CSA, as amended, and its implementing regulations as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile, which is classified into a DEA schedule. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredient in IV Tramadol is classified as a Schedule IV controlled substance.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because the active ingredient in IV Tramadol is currently regulated as a Schedule IV controlled substances, it will not be subject to the DEA’s production and procurement quota scheme.

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

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either (1) the referral of an individual to a person for furnishing any item or service for which payment is available under a federal health care program, or (2) the purchase, lease, order or recommendation thereof of any good, facility, service or item for which payment is available under a federal health care program;
●	The False Claims Act and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment from the federal government or making or using, or causing to be made or used, a false record or statement material to a false or fraudulent claim;
●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program, obtaining money or property of the health care benefit program through false representations or knowingly and willingly falsifying, concealing or covering up a material fact, making false statements or using or making any false or fraudulent document in connection with the delivery of, or payment for, health care benefits or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; and
●	State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

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

Employees

As of December 31, 2022, we had 2 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

Avenue Therapeutics, Inc. was incorporated in Delaware in 2015. Our executive offices are located at 111 Kane Concourse, Suite 301 Bay Harbor Islands, Florida 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

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

Item 1A.           Risk Factors

Our business, results of operations and financial condition and the industry in which we operate are subject to various risks. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Pertaining to Our Business and Industry

We currently have no drug products for sale, but we are developing three drug product candidates, IV Tramadol, BAER-101 and AJ201. We are dependent on the success of our product candidates, and cannot guarantee that these product candidates will receive regulatory approval or be successfully commercialized.

Our business success depends on our ability to obtain regulatory approval to successfully commercialize, market and sell our product candidates, and any significant delays in obtaining approval to commercialize, market and sell our product candidates will have a substantial adverse impact on our business and financial condition.

If the applications for any of our product candidates are approved, our ability to generate revenues from such product candidates will depend on our ability to:

●	establish and maintain agreements with our contract manufacturers, wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
●	obtain sufficient quantities of the our product candidates from qualified third-party manufacturers that manufacture in accordance with Current Good Manufacturing Practices (CGMP) requirements, as required to meet commercial demand at launch and thereafter;
●	hire, train, deploy and support our sales force;
●	create market demand for our products through our own marketing and sales activities, and any other arrangements to promote this product candidates we may later establish;
●	conduct such marketing and sales activities in a manner that is compliant with federal and state laws, including restrictions on off-label promotion and anti-kickback requirements;
●	obtain and maintain government and private payer reimbursement for our product; and
●	maintain patent protection and regulatory exclusivity for our product candidates.

We may not receive regulatory approval for our product candidates, or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

Our product candidates and other future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to premarket approval and comprehensive regulation by the FDA, DEA and other regulatory agencies in the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing our product candidates. We have not received approval to market our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations as well as consultants and vendors to assist us in the process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidates must meet FDA’s standards for safety and efficacy, but may be determined not to be effective, to be only moderately effective, to not be safe for use in its intended population, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates or any future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired, thereby negatively impacting our business, financial condition and results of operations.

In addition, even if we were to obtain approval, the approval of the indication for any of our product candidates by such regulatory authorities may, among other things, be more limited than we request. Such regulatory authorities may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. These regulatory authorities may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Our third-party suppliers may be subject to inspections by the FDA that identifies deficiencies in their manufacturing facilities and concludes they are not operating in compliance with CGMP requirements, which in turn, may force us to identify, qualify and rely upon additional suppliers. Any of these scenarios could compromise the commercial prospects for our product candidates, or any future product candidates.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to cause undesirable side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidates or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of our product candidates. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

For example, some of the adverse events observed in the IV Tramadol clinical trials completed to date include nausea, dizziness, drowsiness, tiredness, sweating, vomiting, dry mouth, somnolence and hypotension. With respect to BAER-101, some of the adverse events observed in clinical trials completed to-date include dizziness, somnolence, headache, and euphoric mood. With respect to AJ201, some of the adverse events observed in clinical trials completed to-date include nausea, diarrhea, headache, and abdominal distension.

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

Any of these events could prevent us from achieving or maintaining marketing approval and market acceptance of our product candidates or future product candidates or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

There is no assurance that we will be able to successfully integrate Baergic or develop BAER-101 or AJ201.

There can be no assurance that we will have sufficient capital resources to adequately integrate Baergic or develop BAER-101 or AJ201. In addition, as with any of our product candidates, we are subject to many external third party risks including regulatory and manufacturing. We could experience financial or other setbacks if our integration of BAER-101 or AJ201 encounters unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated. We may need to rely on Fortress to provide administrative and other support, including financial reporting and internal controls, and other transition services to Baergic following our acquisition for a period of time. The failure of the Company to receive such support in a manner that is acceptable to us, could result in a material adverse effect on our business, results of operations and financial condition.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy, any of which may have a material adverse effect on our business, financial condition and results of operations.

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including those that result in noncompliance with certain regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common equity held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common equity held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

We are a “controlled company” within the meaning of Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have in the past relied on, and intend to continue to rely on, some or all of these exemptions.

Accordingly, you will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of Nasdaq.

Certain of our directors currently serve, and in the past, certain officers and directors have served in similar roles with our parent company, affiliates, related parties and other parties with whom we transact business; ongoing and future relationships and transactions between these parties could result in conflicts of interest.

We sometimes share directors and/or officers with certain of our parent company, affiliates, related parties or other companies with which we transact business, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify such conflicts and that any existing agreements that may give rise to such conflicts and any such policies or procedures were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise. The existence and consequences of such potential conflicts could expose us to lost profits, claims by our investors and creditors, violations of Nasdaq’s director and audit committee independence rules and harm to our results of operations.

Risks Pertaining to Our Finances

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We have a limited operating history. We have focused primarily on in-licensing and developing IV Tramadol, with the goal of supporting regulatory approval for this product candidate. We also recently acquired two new product candidates, BAER-101 and AJ201, which we are developing. We have incurred losses since our inception in February 2015.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	our product candidates or other future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring, sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and
●	there are any regulatory developments affecting our product candidates or the product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for our product candidates or any other product candidates that we may license or acquire;
●	manufacture commercial quantities of our product candidates or other product candidates, if approved, at acceptable cost levels; and
●	develop a commercial organization and the supporting infrastructure required to successfully market and sell our product candidates, if approved.

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

We were incorporated on February 9, 2015, and until our acquisition of Baergic had only been conducting operations with respect to IV Tramadol since February 17, 2015. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities and the recent acquisitions of AJ201 and BAER-101. We may not be successful in adding such capabilities.

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

Our audited consolidated financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2022, we had cash and cash equivalents of $6.7 million and an accumulated deficit of $80.6 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities after the closing of this offering to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the clinical development and potential regulatory approval of our product candidates and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. Even after the completion of future offerings, we may require additional capital for the further development and potential commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our products.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;
●	the costs of establishing a commercial organization to sell, market and distribute our product candidates;
●	the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers in preparation for commercialization;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	if one or more of our product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our product candidates; and
●	the success of the commercialization of one or more of our product candidates.

In order to carry out our business plan and implement our strategy, we may need to obtain additional financing and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories.

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

We have in the past failed to satisfy applicable listing standards of the Nasdaq Capital Market and could fail to satisfy those requirements again in the future, which could result in our common stock being delisted from the Nasdaq Capital Market.

Currently our common stock trades on the Nasdaq Capital Market. During 2021 and 2022, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing us of certain listing deficiencies related to the minimum required market value of listed securities, minimum stockholders’ equity and minimum bid price listing requirements, which led to the issuance of delisting notices. Although we have since cured these deficiencies and our common stock continues to trade on the Nasdaq Capital Market, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, our common stock could be delisted from the Nasdaq Capital Market. This could severely limit the liquidity of our common stock and your ability to sell our securities on the secondary market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the Nasdaq the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Risks Pertaining to Reliance on Third Parties

If any of our product candidates are approved and our contract manufacturer fails to produce the product in the volumes that we require on a timely basis, to produce the product according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of that product candidate, lose potential revenues or be unable to meet market demand.

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

In order to meet anticipated demand for IV Tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV Tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source and to mitigate any potential supply issues. We have sufficient drug substance for BAER-101 on hand to execute our planned near-term studies, and are in process of identifying future manufacturers. AnnJi, from whom we license the intellectual property underlying AJ201, has committed to provide us with limited supplies of this product candidate, but we will need to secure longer-term manufacturing sources to complete development and commercialization of this product. Failure to secure such sources could have a material adverse effect on our ability to pursue these product candidates.

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

If the commercial manufacturers upon whom we rely to manufacture our product candidates we may in-license, fail to deliver sufficient commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We have relied on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV Tramadol and may do so for BAER-101, AJ201 and any other future product candidates. We may continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct preclinical studies and clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our legal and regulatory product development responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or “GLP”, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or “GCPs”, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable or unacceptable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted using products manufactured and produced in accordance with CGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, potentially successfully commercialize our product candidates.

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

We do not own any manufacturing facilities or employ any manufacturing personnel. We rely, and expect to continue to rely, on third-party manufacturers to manufacture our product candidates for preclinical and clinical testing, as well as for commercial manufacture, once any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or potential commercialization efforts.

We may be unable to establish any agreements with such third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

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

The facilities used by our contract manufacturers to manufacture our product candidates is subject to registration requirements, and inspection by the FDA. A pre-approval inspection may be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers and manufacturers, we do not directly control the manufacturing operations and processes at these facilities, and therefore rely on, our contract manufacturers to ensure full compliance with CGMP regulations with respect to the day-to-day operations related to the manufacture of our product candidates. Third-party manufacturers may, following an inspection, be subject to a Form FDA-483 or similar inspectional findings, or a Warning Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable regulations directly impacts our compliance and could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to potentially commercialize any products that receive marketing approval on a timely and competitive basis.

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

As part of our strategy to mitigate development risk, we seek to develop product candidates with a validated mechanism of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

Risks Pertaining to Regulatory Approval Process

We may not receive regulatory approval for IV Tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.

While we acquired BAER-101 in connection with our acquisition of Baergic, we continue to pursue regulatory approval for IV Tramadol. However, in light of recently disclosed developments, there is doubt about our ability to obtain regulatory approval for IV Tramadol. In December 2019, we submitted an NDA for IV Tramadol and received the First CRL from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV Tramadol. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted an FDRR with the Office of New Drugs of the FDA. On October 21, 2021, we received a written response from the Office of New Drugs of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the Office of New Drugs in response to the FDRR.

Following the receipt of the Appeal Denied Letter, we submitted a Type A Meeting Request and related briefing document to the FDA on June 17, 2022. The meeting was granted by the Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) on June 27, 2022, and scheduled for August 9, 2022. We submitted a briefing document presenting a study design that we believe has the potential to address the concerns around the safety risk of IV Tramadol in combination with other opioid analgesics for the management of moderate-to-moderately-severe pain in adults in a medically supervised healthcare setting that was discussed in detail at the previously disclosed Advisory Committee meeting on February 15, 2022 and in the Appeal Denied letter received on March 18, 2022.

The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. At the meeting, we presented a study design for a single safety clinical trial that we believe could address the concerns regarding risks related to opioid stacking. The FDA stated that the proposed study design appears reasonable and agreed on various study design aspects with the expectation that additional feedback would be provided to us upon review of a more detailed study protocol. We intend to incorporate the FDA’s suggestions from the meeting minutes and submit a detailed study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV Tramadol.

Following the Type A Meeting, we submitted a subsequent request to the FDA and were granted a Type C Meeting to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV Tramadol relative to an approved opioid analgesic. If the FDA does not approve, or significantly delays the approval of, IV Tramadol, it could cause a material adverse effect on our business, financial condition and results of operations.

Even if one or more of our product candidates receives regulatory approval, which may not occur, it will remain subject to substantial regulatory scrutiny.

Our product candidates and any other product candidates we may license or acquire will also be subject to ongoing regulatory and compliance requirements, including regular inspections by the FDA and other regulatory authorities. These requirements relate to, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing CGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

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

A pharmaceutical product candidate cannot be marketed in the United States or many other countries until we have completed a rigorous and extensive regulatory review processes, including obtaining the approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or “USPTO”. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand name, we may be required to adopt an alternative brand name for our product candidate. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to potentially commercialize our product candidate.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, distributors, retailers, marketers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state or foreign laws which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent, making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, or the knowing retention of an overpayment from government health care programs; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or “CMS”, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business, financial condition and results of operations.

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

Risks Pertaining to the Commercialization of Product Candidates

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidate, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA” or collectively, the “ACA”), substantially regulates the way healthcare is financed by both governmental and private insurers in the United States. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for

Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation (“CMMI”) at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On January 20, 2017, President Donald Trump signed an executive order stating that the administration intended to seek prompt repeal of the Affordable Care Act, and, pending repeal, directed the U.S. Department of Health and Human Services and other executive departments and agencies to take all steps necessary to limit any fiscal or regulatory burdens of the Affordable Care Act. On January 28, 2021, President Joe Biden signed the Executive Order on Strengthening Medicaid and stated his administration’s intentions to reverse the actions of his predecessor and strengthen the Affordable Care Act. As part of this Executive Order, the Department of Health and Human Services, United States Treasury, and the Department of Labor are to review all existing regulations, orders, guidance documents, policies, and agency actions to consider if they are consistent with ensuring both coverage under the Affordable Care Act and if they make high-quality healthcare affordable and accessible to Americans. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 to further strengthen Medicaid and the ACA and on April 5, 2022, President Biden signed the Executive Order on Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage in which he celebrated the significant progress across the U.S. in making healthcare more affordable and accessible. In this Executive Order, President Biden directed agencies “with responsibilities related to Americans’ access to health coverage” to “review agency actions to identify ways to continue to expand the availability of affordable health coverage.” The continued expansion of the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products. While we are unable to predict the likelihood of changes to the Affordable Care Act or other healthcare laws which may negatively impact our profitability, we continue to closely monitor all changes.

President Biden intends to take action against drug prices which are considered “high.” Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Joseph R. Biden Jr. on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the

FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Public concern regarding the safety of opioid drug products such as IV Tramadol could delay or limit our ability to obtain regulatory approval for this product, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential controlled substance drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. Under the Food and Drug Administration Amendments Act of 2007, or “FDAAA”, the FDA has authority to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also expanded the federal government’s clinical trial registry and results databank, resulting in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV Tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV Tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on production dosing, and our efforts to commercialize IV Tramadol may be otherwise adversely impacted.

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

We expect intense competition for our product candidates, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render on or more of our product candidates obsolete or noncompetitive.

IV Tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include other approved opioid agonists such as morphine, hydromorphone, fentanyl and oliceridine (approved in 2020 by the FDA). Non-opioid products include Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel, a liposome injection of bupivacaine indicated for administration into the surgical site to produce postsurgical analgesia. In addition to approved products, there are a number of product candidates in development for the management of acute pain. The late-stage pain development pipeline is replete with reformulations and fixed-dose combination products of already available therapies. Among specific drug classes, opioid analgesics and NSAIDs represent the greatest number of agents in development. Most investigational opioids that have reached the later stages of clinical development are new formulations of already marketed opioids.

Likewise, investigational NSAIDs — mostly lower dose injectable reformulations of already approved compounds — are another significant area of late-stage drug development in the postoperative pain space.

BAER-101 competitors in the GABA-A space are in the clinic and include Cerevel Therapeutics (darigabat), RespireRx Pharmaceuticals (KRM-II-81), Saniona AB (SAN711), and Engrail Therapeutics (ENX101).

Although there are no approved therapies to treat SBMA, AJ201 competitors include Nido Biosciences (NIDO-361) and pre-clinical programs from academic institutions. In Japan, Leuprorelin is approved for SBMA, but has not been developed for the indication in the United States.

The commercial opportunity for our products could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;
●	development resources, including personnel and technology;
●	clinical trial experience;
●	regulatory experience;
●	expertise in prosecution of intellectual property rights; and
●	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or potentially commercialize our product candidates. Our competitors may also develop drugs that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their products.

If the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates or future product candidates. Accordingly, our product candidates or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by implementation of recently promulgated regulations that permit importation of drugs from countries where they may be sold at lower prices than in the United States. Our future product might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If none of our product candidates achieves broad market acceptance, the potential revenues that we generate from sales will be limited.

The commercial success of our product candidates or any or all of them, if approved, will depend upon its acceptance by the medical community, the ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for the drug by third party payors, including government payors. The degree of market acceptance of our product candidates or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the safety and use of our product candidates in its intended patient population;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the drug as a safe and effective treatment;
●	the safety of our product candidates seen in a broader patient group (i.e., real world use);
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	the availability of adequate reimbursement and pricing by third party payors and government authorities;
●	the relative convenience and ease of administration of our product candidates for clinical practices;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
●	the prevalence and severity of adverse side effects;
●	the effectiveness of our sales and marketing efforts;
●	changes in the standard of care for the targeted indications for our product candidates or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and
●	potential advantages over, and availability of, alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and potentially sell our product candidates and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to potentially attract customers in the hospital marketplace will also depend on our ability to effectively potentially promote our product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not potentially generate sufficient revenue from this product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

If we are unable to establish sales, and marketing capabilities or to enter into agreements with third parties to market and sell our product candidate, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing and sales of pharmaceutical products since we currently have no drug products for sale. In order to potentially commercialize any product candidate that receives marketing approval, we would need to build out marketing, sales, managerial and other non-technical capabilities or enter into agreements with third party contract organizations to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of our product candidates or another product candidate, we might have to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates or other product candidates we may license or acquire and may have to limit their commercialization.

The use of our product candidates and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;

●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our product candidates or future product candidates.

We have limited product liability insurance coverage for our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to potentially expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition and results of operations.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States with respect to our product candidates or any other product candidates that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidate. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our product candidates or any other product candidate we may license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and affect the validity, enforceability, scope or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO issues and administers regulations and procedures to govern administration of the Leahy-Smith Act, including the first-to-file provisions. The Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material, adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, Patent Trial and Appeal Board (“PTAB”) trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The patent rights that we have in-licensed covering the infusion time and pharmacokinetics, or “PK”, profile for IV Tramadol are limited to a specific IV formulation of centrally acting synthetic opioid analgesic, and our market opportunity for this product candidate may be limited by the lack of patent protection for the active ingredient itself and other formulations that may be developed by competitors.

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

Our ability to develop, manufacture, market and potentially sell our product candidates or any other product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and neurologic disorder treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates may infringe. There could also be existing patents of which we are not aware that one of our product candidates may inadvertently infringe.

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

We are currently party to license agreements under which we acquired rights to develop and market IV Tramadol, BAER-101 and AJ201. The applicable license agreement for IV Tramadol will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the License Agreement included provisions allowing early termination by: (i) Revogenex Ireland Ltd. (“Revogenex”) if the FDA did not issue an approval or otherwise issues a “not approvable” notice for the NDA within 15 months after the NDA was filed with the FDA, although this termination right will be tolled if we are using commercially reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV Tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV Tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV Tramadol of at least $20 million in any given calendar year, with certain exceptions.

Baergic is similarly party to two license agreements related to BAER-101, one with AstraZeneca AB and another with Cincinnati Children’s Hospital Medical Center. Both license agreements were entered into in December 2019. Baergic acquired an exclusive license from AstraZeneca AB to patent and related intellectual property rights pertaining to its proprietary GABA-A 2,3 positive allosteric modulator, and also acquired from Cincinnati Children’s Hospital Medical Center patent and related intellectual property rights pertaining to GABA inhibition for neurological disorders. Baergic is obligated to use commercially reasonable efforts to develop and commercialize the licensed products in the U.S. and European Union.

Finally, we licensed rights to AJ201 from AnnJi under a license agreement we entered into in February 2023. Under this license agreement, we obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. The license is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The license agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. If we fail to comply with the terms of this license agreement, we could lose rights to develop and market AJ201.

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

In addition to seeking patent protection for our product candidates or future product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

General Risk Factors

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Any potential future clinical trials may experience delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. During 2020 and 2021, the COVID-19 pandemic affected the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, implemented work-from-home policies for their employees during 2020, 2021 and into 2022. The effects of these stay-at-home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our timelines. The extent of the impact on our operations depends in part on whether governments and businesses reinstate these restrictions as a result of a rising surge in COVID-19 cases or a new variant of the virus. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition, however, as of the date of this Annual Report on Form 10-K, we have not experienced a significant impact on our business resulting from government restrictions on the movement of people, goods, and services.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, including the invasion of Ukraine by military forces of the Russian Federation, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased interest rate, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We are a listed and traded public company. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the rules of the Nasdaq Stock Market, on which our common stock is listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and due to the significant stock price decline we experienced following the announcement of the First CRL. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Risks Pertaining to the Influence of Fortress

Fortress controls a voting majority of our common stock.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress will be entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock, or the “Class A Preferred Stock Ratio.” Thus, Fortress will at all times have voting control of us. Further, for a period of ten years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of our directors.

Accordingly, conflicts of interest may arise between Fortress and its affiliates, on the one hand, and us and our other stockholders, on the other hand. In resolving these conflicts of interests, Fortress may favor its own interests and the interests of its affiliates, over the interests of our other stockholders, which could cause a material adverse effect on our business, financial condition and results of operations.

Fortress has the right to receive a significant grant of shares of our common stock annually, which would result in the dilution of your holdings of common stock upon each grant, which could reduce their value.

Under the terms of the Amended and Restated Founders Agreement, which became effective September 13, 2016, Fortress is entitled to receive a grant of shares of our common stock equal to 2.5% of the gross amount of any equity or debt financing. Additionally, the holders of Class A Preferred Stock, as a class, are to receive an Annual Stock Dividend, payable in shares of common stock in an amount equal to 2.5% of our fully-diluted outstanding capital stock as of the business day immediately prior to the date such dividend is payable. Fortress currently owns all outstanding shares of Class A Preferred Stock. At our Annual Meeting of Stockholders held on June 13, 2018, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, amending the Class A Preferred dividend payment date from February 17 to January 1 of each year. These potential future share issuances to Fortress and any other holder of Class A Preferred Stock will dilute your holdings in our common stock and, if our value has not grown proportionately over the prior year, would result in a reduction in the value of your shares. The Amended and Restated Founders Agreement has a term of 15 years and renews automatically for subsequent one-year periods unless terminated by Fortress or upon a Change in Control (as defined in the Amended and Restated Founders Agreement).

We might have received better terms from unaffiliated third parties than the terms we receive in our agreements with Fortress.

We entered into certain agreements with Fortress in connection with our separation from Fortress into an independent company, including the Management Services Agreement, or the “MSA,” and the Founders Agreement, and entered into the Contribution Agreement with Fortress in May 2022. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales, the provision of employment and transition services and the contribution to us of a majority of the outstanding equity securities of Baergic previously held by Fortress. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

The ownership by our executive officers and some of our directors of equity securities of Fortress and/or rights to acquire equity securities of Fortress might create, or appear to create, conflicts of interest.

Because of their current or former positions with Fortress, some of our executive officers and directors own shares of Fortress common stock and/or options to purchase shares of Fortress common stock. Their individual holdings of common stock and/or options to purchase common stock of Fortress may be significant compared to their total assets. Ownership by our directors and officers, after our separation from Fortress, of common stock and/or options to purchase common stock of Fortress create or might appear to create conflicts of interest when these directors and officers are faced with decisions that could have different implications for Fortress than for us. For instance, and by way of example, if there were to be a dispute between Fortress and us regarding the calculation of the royalty fee due to Fortress under the terms of the Founders Agreement, then certain of our officers and directors may have and will appear to have a conflict of interest with regard to the outcome of such dispute.

Item 1B.            Unresolved Staff Comments

None.

Item 2.               Properties

Our corporate and executive office is located at 1111 Kane Concourse Suite 301, Bay Harbor Islands, FL 33154. We are not currently under a lease agreement at 1111 Kane Concourse, but we are provided access to this space by Fortress at no additional cost. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3.               Legal Proceedings

To our knowledge, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

Item 4.               Mine Safety Disclosures

Not applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “ATXI”.

Holders

As of March 28, 2023, there were approximately 5.9 million shares of common stock outstanding. The number of record holders of our common stock as of March 28, 2023 was 35.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of rare and neurologic diseases. Our product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”), intravenous (IV) Tramadol (“IV Tramadol”) for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

AJ201

In February 2023, we announced that we entered into a license agreement (the “License Agreement”) with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”) whereby the Company obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the United States (“U.S.”) for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease.

Under the License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company will pay an initial cash license fee of $3.0 million, of which $2.0 million is payable within 60 days and $1 million payable within 180 days after the effective date of the License Agreement. The Company is also obligated to issue shares of its common stock under the Subscription Agreement (described below) and make additional payments over the course of the License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

In connection with the signing of the License Agreement, the Company agreed to issue 831,618 shares of its common stock to AnnJi (the “First Tranche Shares”), and then to issue an additional 276,652 shares of Common Stock upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (the “Second Tranche Shares” and, together with the First Tranche Shares, the “Consideration Shares”). The license provided under the License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. The Company and AnnJi entered into a subscription agreement, dated as of February 28, 2023 (the “Subscription Agreement”) that provides for the issuance of First Tranche Shares, which contains customary representations and warranties of the Company and AnnJi, respectively, and is subject to customary closing conditions. The Company and AnnJi will enter into a subsequent subscription agreement, in substantially the same form as the Subscription Agreement, with respect to the issuance of the Second Tranche Shares. Also in connection with execution of the License Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with AnnJi. Pursuant to the Registration Rights Agreement, the Company will be required to file, on or prior to August 28, 2023, a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the resale of the Consideration Shares.

IV Tramadol

On February 15, 2022, we had our Advisory Committee meeting with the FDA regarding IV Tramadol. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. On August 31, 2022, the Company disclosed that, on June 17, 2022, following the receipt of the Letter, the Company submitted a Type A Meeting Request and related briefing documents to the FDA. The meeting was granted by the Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) on June 27, 2022, and scheduled for August 9, 2022. The Company submitted a briefing document presenting a study design that the Company believed has the potential to address the comments and deficiencies noted in the Letter and sought the DAAAP’s guidance to refine the study design that would support a resubmission of a New Drug Application for the Company’s current lead product candidate, intravenous Tramadol. The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. We incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol that could form the basis for the submission of a complete response to the Second CRL.

We announced on March 8, 2023 that the Company would participate in a Type C meeting with the FDA on March 9, 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV Tramadol relative to an approved opioid analgesic. We continue to evaluate next steps with regard to IV Tramadol.

BAER-101

We recently expanded our business with the acquisition of Baergic Bio, Inc. (“Baergic”) and its asset BAER-101, which would strategically align with Avenue’s goals of building a rare and neurologic pipeline. On May 11, 2022, we entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to us. The acquisition was completed on November 8, 2022 and as a result, Baergic is currently a majority-controlled and owned private subsidiary company of Avenue.

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”). BAER-101 (formally known as AZD7325) was originally developed by AstraZeneca and has an established safety profile in early clinical trials including over 700 patients.

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

The Baergic transaction expands our development portfolio within neurologic diseases. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

Our net loss for the years ended December 31, 2022 and 2021 was approximately $3.6 million and $3.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $80.6 million. Substantially all our net losses resulted from costs incurred in connection with our research and development program of IV Tramadol and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs and increased general and administration related costs and incur operating losses for at least the next several years as we continue the development of our product candidates.

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

We are a majority-controlled subsidiary of Fortress. For related party transactions, see Note 4 to our audited consolidated financial statements included herein.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

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

On October 18, 2022, we were formally notified by Nasdaq that we have evidenced compliance with the Minimum-Bid Price Requirement and the Stockholders’ Equity Requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively. Accordingly, the listing matter has been closed.

Reverse Stock Split

On July 25, 2022, the holders of a majority of the voting power of our capital stock executed a written consent approving a grant of discretionary authority to our board of directors (the “Board”) to, without further stockholder approval, (i) effect a reverse stock split of our issued and outstanding common stock within a range of between 10-for-1 and 20-for-1 (with the Board being authorized to determinate the exact ratio) (the “Reverse Stock Split”) and (ii) reduce the number of our authorized shares of common stock from 50,000,000 to 20,000,000 (the “Authorized Share Reduction”) by filing an amendment (the “Amendment”) to our Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The written consent was signed by the holders of 9,423,429 shares of our common stock and 250,000 shares of our Class A Preferred Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Preferred Stock has the voting power of 1.1 times (A) the number of outstanding shares of common stock plus (B) the whole shares our common stock into which the outstanding shares of Class A Preferred Stock are convertible, divided by the number of outstanding shares of Class A Preferred Stock, or 99 votes per share as of July 25, 2022. Accordingly, the holders of approximately 73% of the voting power of our capital stock as of July 25, 2022 signed the written consent approving the Reverse Stock Split, the Authorized Share Reduction and the Amendment. The Board also approved the Reverse Stock Split, the Authorized Share Reduction and the Amendment.

The Reverse Stock Split was effective on September 23, 2022 upon filing of the Amendment with the Secretary of State of Delaware, which date was at least twenty (20) days following the mailing of the information statement. Under the Amendment, the number of authorized shares of common stock immediately after the Reverse Stock Split (“New Common Stock”) was simultaneously reduced from 50,000,000 to 20,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

October 2022 Public Offering

On October 6, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as underwriter (the “Underwriter”), related to our underwritten public offering (the “October 2022 Offering”) of 2,652,065 units (“Units”) and 984,300 pre-funded units (“Pre-funded Units”). Each Unit consisted of one share (a “Share”) of our common stock, and one warrant to purchase one share of our common stock (each, a “Warrant” and, collectively, the “Warrants”), and each Pre-funded Unit consisted of one pre-funded warrant to purchase one share of common stock (each, a “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) and one Warrant. The Units were sold at a price of $3.30 per Unit, and the Pre-Funded Units were sold at a price of $3.2999 ($3.30 less $0.0001, the exercise price of the Pre-funded Warrants).

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

We received net proceeds from the Offering of $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable us.

InvaGen Share Repurchase

In connection with the closing of the Offering, on October 11, 2022, we consummated the transactions contemplated by the Share Repurchase Agreement with InvaGen, pursuant to which we repurchased 100% of the shares in the Company held by InvaGen (the

“InvaGen Shares”) for a purchase price of $3 million. In addition, under the Share Repurchase Agreement we agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4 million. In connection with the closing of the Share Repurchase Agreement, which occurred on October 31, 2022, all of the rights retained by InvaGen pursuant to the Stockholders Agreement entered into by and among us, InvaGen and Fortress on November 12, 2018, were terminated.

January 2023 Registered Offering and Private Placement

On January 27, 2023, we entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which we agreed to issue and sell (i) 448,000 shares (the “Shares”) of our common stock at a price per Share of $1.55, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase 1,492,299 shares of common stock, at a price per Pre-funded Warrant equal to the price per Share, less $0.001 (the “Registered Offering”). The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. We received approximately $3.0 million in gross proceeds from the Registered Offering, before deducting placement agency fees and estimated offering expenses.

On January 27, 2023, we also entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Private Placement”) of warrants (the “PIPE Warrants”) to purchase 1,940,299 shares of common stock. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell the PIPE Warrants at an offering price of $0.125 per PIPE Warrant to purchase one share of common stock. The PIPE Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the PIPE Warrants), are exercisable six months after issuance and will expire three years from the date on which the PIPE Warrants become exercisable. The PIPE Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Private Placement closed on January 31, 2023, concurrently with the Registered Offering. The gross proceeds to us from the Private Placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $0.24 million.

In connection with the PIPE Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investor. Pursuant to the Registration Rights Agreement, we will be required to file, on or prior to April 10, 2023 (the “Filing Date”), a resale registration statement (the “Resale Registration Statement”) with the SEC to register the resale of the shares issuable upon exercise of the PIPE Warrants. Pursuant to the Registration Rights Agreement, the Resale Registration Statement must be declared effective by the SEC within 15 days after the Filing Date or 45 days following the Filing Date if the Resale Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages to the investor if we fail to file the resale registration statement when required, if the Resale Registration Statement is not declared effective by the SEC when required under the Registration Rights Agreement, or if we fail to maintain the effectiveness of the Resale Registration Statement.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these audited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our audited consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired are reflected as research and development.

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

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding common stock warrants issued in connection with the equity financing completed in 2022 are classified as liabilities in the consolidated balance sheet as they contain terms for redemption of the underlying security that are outside our control. We use the Monte Carlo option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Income Taxes

No income tax expense or benefit was recognized in the accompanying audited consolidated financial statements. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	For The Years Ended
	December 31,
($ in thousands)	2022	2021
Operating expenses:
Research and development	$2,698	$1,254
General and administrative	5,345	2,484
Loss from operations	(8,043)	(3,738)

Interest income	(20)	(7)
Financing costs - warrant liabilities	1,160	—
Change in fair value of warrant liabilities	(5,580)	—
Net Loss	$(3,603)	$(3,731)

Net loss attributable to non-controlling interests	51	—
Net Loss attributable to common stockholders	$(3,552)	$(3,731)

Research and Development Expenses

For the years ended December 31, 2022 and 2021, research and development expenses were $2.7 million and $1.3 million, respectively. The $1.4 million increase primarily reflects an increase of $0.8 million due advisory committee preparation and costs, $0.2 million in bonus costs, $0.3 million in acquired license costs and $0.1 million in non-cash stock compensation costs.

We expect our research and development activities to continue as we attempt to gain regulatory approval for IV Tramadol and pursue continued development of AJ201 and BAER-101, reflecting costs associated with the following:

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

For the years ended December 31, 2022 and 2021, general and administrative expenses were $5.3 million and $2.5 million, respectively. The $2.8 million increase primarily reflects increases of $2.6 million in consulting and professional fees and $0.3 million in non-cash stock compensation costs partially offset by a decrease of $0.1 million in personnel costs.

Interest Income

Interest income was $20,000 and $7,000 for the years ended December 31, 2022 and 2021, respectively. The increase in interest income was due to increased interest rates and cash and cash equivalents.

Financing costs – warrant liabilities

Financing costs of our warrant liabilities reflect an allocation of total financing costs associated with the public offering in October 2022, on the basis of the fair value of the warrant liabilities as compared to the total proceeds received by the Company.

Change in fair value of warrant liability

Change in the estimated fair value of warrant liabilities is comprised of the fair value remeasurement of the liabilities associated with the October 2022 Public Offering. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 2 to our audited consolidated financial statements included herein).

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2022 and 2021

	For The Years Ended
	December 31,
($ in thousands)	2022	2021
Total cash and cash equivalents (used in)/provided by:
Operating activities	$(7,596)	$(3,750)
Investing activities	—	—
Financing activities	10,541	4,381
Net increase/(decrease) in cash and cash equivalents	$2,945	$631

Operating Activities

Net cash used in operating activities was approximately $7.6 million for the year ended December 31, 2022, primarily comprised of our $3.6 million net loss and $5.6 million reduction in fair value of the warrant liability, partially offset by $0.7 million in share-based compensation, $0.5 million of common shares issuable and $0.4 million change in operating assets and liabilities.

Net cash used in operating activities was approximately $3.8 million for the year ended December 31, 2021, primarily comprised of our $3.7 million net loss and decrease in operating assets and liabilities of $0.5 million, partially offset by $0.4 million in share-based compensation.

Investing Activities

None.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $10.5 million, primarily related to $11.5 million in proceeds of our issuance of shares pursuant to our underwritten public offering in October 2022 and $0.1 million proceeds from exercise of warrants, partially offset by the $1.1 million repurchase of common shares of the Company from InvaGen.

Net cash provided by financing activities for the year ended December 31, 2021 was $4.4 million which was from the proceeds of our issuance of shares pursuant to our two underwritten public offerings in November and December 2021.

Recently Adopted Accounting Standards

See Note 2 to our audited consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.             Financial Statements and Supplementary Data.

The information required by this Item is set forth in our audited consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2022, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

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

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

Item 11.           Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

Item 14.            Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

PART IV

Item 15.           Exhibits and Consolidated Financial Statement Schedules

(a)           Consolidated Financial Statements.

The following consolidated financial statements are filed as part of this report:

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

3.3

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on September 22, 2022 (File No. 001-38114) and incorporated herein by reference.

3.4

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

3.5	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities of Avenue Therapeutics, Inc.*

4.4	Form of Warrant, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.5	Form of Pre-funded Warrant, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.6	Form of Pre-funded Warrant (Registered Offering), filed as Exhibit 10.3 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

4.7	Form of PIPE Warrant (PIPE), filed as Exhibit 10.4 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

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

10.13

First Amendment to Executive Employment Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and Dr. Lucy Lu, M.D., incorporated herein by reference from the Company’s Form 8-K filed on November 14, 2018.#

10.14

Stock Contribution Agreement between Avenue Therapeutics, Inc. and Fortress Biotech, Inc., dated May 11, 2022, filed as Exhibit 10.1 to Form 10-Q filed on August 15, 2022 (File No. 001-38114) and incorporated herein by reference.

10.15

Underwriting Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and Aegis Capital Corp., filed as Exhibit 1.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

10.16

Warrant Agent Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

10.17

Form of Securities Purchase Agreement (Registered Offering), dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.1 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.18

Form of Securities Purchase Agreement (PIPE), dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.2 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.19

Form of Registration Rights Agreement, dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.5 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.20

Placement Agent Agreement entered into by and between Avenue Therapeutics, Inc. and Aegis Capital Corp., dated January 27, 2023, filed as Exhibit 10.7 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

16.1	Letter from BDO USA, LLP, filed as Exhibit 16.1 to Form 8-K filed on January 25, 2023 (File No. 001-38114) and incorporated herein by reference

21.1	Subsidiaries of Avenue Therapeutics, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

* Filed herewith.

** Subject to a request for confidential treatment.

# Management contract or compensatory plan.

Item 16.              Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Avenue Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Avenue Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2021 consolidated financial statements to retrospectively apply the change in accounting due to the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of warrant liability

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company accounts for certain warrants issued in October 2022 as a liability. At October 11, 2022, the issuance date, and December 31, 2022, the Company recorded a warrant liability of $8.3 million and $2.6 million, respectively. The Company estimated the fair value of the warrant liability at issuance and re-measures the liability at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense). The Company used a Monte Carlo simulation approach to value the warrants. Key inputs included expected volatility, expected term, the risk-free interest rate, expected dividend yield, and the Company’s common stock price.

We identified the evaluation of the fair value of the warrant liability as of October 11, 2022 and December 31, 2022 as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in the evaluation of the estimated fair values due to the degree of subjectivity associated with the expected volatility assumptions and their sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Company’s valuation process, including the determination of the expected volatility assumption. We assessed the reasonableness of the fair value of the warrant liability by involving valuation professionals with specialized skills and knowledge, who assisted in developing an independent range of the fair value of the warrant liability as of October 11, 2022 and December 31, 2022, including volatility assumptions that were independently developed in consideration of historical and implied share price volatility information. We compared these independently developed ranges to the respective fair value of the warrant liability recorded by the Company as of October 11, 2022 and December 31, 2022.

We have served as the Company’s auditor since 2022.

New York, New York

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Avenue Therapeutics, Inc.

New York, NY

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, the accompanying balance sheet of Avenue Therapeutics, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). The 2021 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2016 to 2022.

New York, NY

March 25, 2022

AVENUE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$6,708	$3,763
Other receivables - related party	—	90
Prepaid expenses and other current assets	137	107
Total assets	$6,845	$3,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$949	$451
Accounts payable and accrued expenses - related party	21	58
Warrant liability	2,609	—
Total current liabilities	3,579	509
		—
Total liabilities	3,579	509

Commitments and Contingencies

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred stock, 250,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock ($0.0001 par value), 20,000,000 shares authorized
Common shares, 4,773,841 and 1,405,959 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	84,456	80,450
Accumulated deficit	(80,551)	(76,999)
Total stockholders’ equity attributed to the Company	3,905	3,451

Non-controlling interests	(639)	—
Total stockholders’ equity	3,266	3,451
Total liabilities and stockholders’ equity	$6,845	$3,960

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2022	2021
Operating expenses:
Research and development	$2,698	$1,254
General and administrative	5,345	2,484
Loss from operations	(8,043)	(3,738)

Interest income	(20)	(7)
Financing costs – warrant liabilities	1,160	—
Change in fair value of warrant liabilities	(5,580)	—
Net loss	$(3,603)	$(3,731)

Net loss attributable to non-controlling interests	51	—
Net loss attributable to common stockholders	$(3,552)	$(3,731)

Net loss per common share attributable to common stockholders, basic and diluted	$(1.63)	$(3.29)

Weighted average number of common shares outstanding, basic and diluted	2,185,159	1,133,170

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Class A Preferred				Additional			Total
	Shares		Common Shares		paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Interests	equity
Balance at December 31, 2020	250,000	$—	1,116,505	$—	$75,627	$(73,268)	$—	$2,359
Share based compensation	—	—	12,803	—	442	—	—	442
Issuance of common shares, net of costs	—	—	276,592	—	4,381	—	—	4,381
Cashless exercise of warrants	—	—	59	—	—	—	—	—
Net loss	—	—	—	—	—	(3,731)	—	$(3,731)
Balance at December 31, 2021	250,000	—	1,405,959	—	80,450	(76,999)	—	3,451
Share based compensation	—	—	75,505	—	649	—	—	649
Common shares issuable - Founders Agreement	—	—	—	—	526	—	—	526
Issuance of common shares and pre-funded warrants at private placement, net of issuance costs	—	—	3,636,365	—	3,205	—	—	3,205
Repurchase of common stock held by InvaGen	—	—	(388,888)	—	(1,104)	—	—	(1,104)
Fortress contribution of Baergic Inc	—	—	—	—	(99)	—	—	(99)
Issuance of subsidiaries’ common shares for license expenses	—	—	—	—	4	—	—	4
Exercise of warrants	—	—	44,900	—	237	—	—	237
Non-controlling interest in subsidiaries	—	—	—	—	588	—	(588)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(51)	(51)
Net loss attributable to common stockholders	—	—	—	—	—	(3,552)	—	(3,552)
Balance at December 31, 2022	250,000	$—	4,773,841	$—	$84,456	$(80,551)	$(639)	$3,266

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(3,603)	$(3,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	649	442
Change in fair value of warrant liability	(5,580)	—
Common shares issuable - Founders Agreement	526	—
Issuance of subsidiaries’ common shares for license expenses	4	—
Changes in operating assets and liabilities:
Other receivables - related party	90	(90)
Prepaid expenses and other current assets	(30)	6
Accounts payable and accrued expenses	385	(406)
Accounts payable and accrued expenses - related party	(37)	29
Net cash and cash equivalents used in operating activities	(7,596)	(3,750)

Cash flows from financing activities:
Proceeds from the issuance of common shares	—	5,044
Proceeds from issuance of common stock and accompanying warrants and pre-funded warrants in private placement	12,005	—
Repurchase of common stock held by InvaGen	(1,104)	—
Proceeds from exercise of warrants	148	—
Payment of offering costs	(508)	(663)
Net cash provided by financing activities	10,541	4,381

Net change in cash and cash equivalents	2,945	631
Cash and cash equivalents, beginning of period	3,763	3,132
Cash and cash equivalents, end of period	$6,708	$3,763

Supplement disclosure of non-cash information:
Receipt of interest in Baergic from Parent	$99	$—
Unpaid offering costs	$14	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC

Notes to Consolidated Financial Statements

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

Baergic

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) (the “Contributed Shares”) in Baergic, to the Company. Under the Contribution Agreement, Fortress also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement was subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals Inc. (“InvaGen”) to (A) have 100% of its shares in the Company repurchased by the Company and (B) terminate certain of the agreements into which it entered with the Company and/or Fortress in connection with InvaGen’s 2019 equity investment in the Company, which would eliminate certain negative consent rights of InvaGen over the Company and restore certain rights and privileges of Fortress in the Company (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on The Nasdaq Capital Market.

The transaction is expected to expand Avenue’s development portfolio within neuroscience. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards. See Note 4 below.

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

As a result of the Reverse Stock Split, every 15 shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of New Common Stock without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fraction of one share of New Common Stock as a result of the Reverse Stock Split instead received $9,580 in cash equal to such fraction multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on September 22, 2022, as adjusted for the Reverse Stock Split.

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

Stock Purchase and Merger Agreement

On November 12, 2018, the Company, InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals, Inc. entered into a Stock Purchase and Merger Agreement (“SPMA”), pursuant to which the Company agreed to its sale in a two-stage transaction. In the first stage, InvaGen agreed to purchase, for $35 million, common shares representing 33.3% of the fully diluted capitalization of the Company. In the second stage, InvaGen would acquire the remaining issued and outstanding capital stock of the Company for approximately $180 million in a reverse subsidiary merger transaction (the “Merger Transaction”). The SPMA was approved by a majority of the Company’s stockholders, including a majority of its non-affiliated stockholders, at its special shareholder meeting on February 6, 2019. On February 8, 2019, InvaGen acquired 388,888 shares of the Company’s common stock at $90.00 per share (the “Stock Purchase Transaction”) for net proceeds of $31.5 million after deducting commission fees and other offering costs, representing a 33.3% stake in the Company’s capital stock on a fully diluted basis.

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

Even though the SPMA was terminated, InvaGen retained certain rights pursuant to the Stockholders Agreement, entered into on November 12, 2018 between the Company, InvaGen and Fortress, and other agreements entered into in connection therewith on such date. Those rights existed as long as InvaGen maintained at least 75% of the common shares acquired in the Stock Purchase Transaction and include among other things, the right to restrict the Company from certain equity issuances and changes to the Company’s capital stock without obtaining InvaGen’s prior written consent.

Throughout 2021, the Company communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol. Additionally, in connection with the resubmission of the Company’s New Drug Application (“NDA”) in February 2021, InvaGen communicated to the Company that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. In July 2022 we entered into a Share Repurchase Agreement with InvaGen. Upon the closing of the October 2022 public offering, InvaGen gave up all rights stated in the Stockholders Agreement and the Company repurchased the 388,888 common shares of the Company held by InvaGen. The excess of the consideration paid to InvaGen over the fair market value on the date of repurchase of $1.9 million was recognized in general and administrative expense.

Liquidity and Capital Resources

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as described below, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $80.6 million. Due to uncertainties regarding future operations of the Company for a study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV Tramadol, and the expansion of the Company’s development portfolio within neuroscience with the consummation of the transaction with Baergic, the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company will require the additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively causes substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements include the accounts of the Company’s subsidiary. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of partner companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2022 and 2021 consisted of cash in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2022, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Other Receivables – Related Party

Other receivables consist of amounts due from Journey Medical Corporation (“Journey”), a consolidated entity under Fortress, and are recorded at the invoiced amount.

Accounts Payable and Accrued Expenses – Related Party

In the normal course of business, Fortress pays for certain expenses on behalf of the Company. Such expenses are record as accounts payable and accrued expenses – related party and are recorded at the invoiced amount and reimbursed to Fortress in the normal course of business.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and have no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price including any development milestone payments for the licenses acquired are reflected as research and development on our consolidated statements of operations.

Warrant Liability

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities (Warrants as described in Note 7). Our outstanding common stock warrants issued in connection with the equity financing completed in October 2022 (“October Public Offering”) are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside our control. We use a Monte Carlo simulation approach to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by the volatility of our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant on October 10, 2027.

The key inputs for the Monte Carlo simulation for the year ending December 31, 2022 were as follows:

	October 11,	December 31,
	2022	2022
Stock price	$2.84	$1.16
Risk-free interest rate	4.14%	4.02%
Expected dividend yield	—	—
Expected term in years	5.00	4.78
Expected volatility	90%	93%

Fair Value Measurements

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

Level 2: Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31,
	2022	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$2,609	$—	$—	$2,609

The warrant liability was initially measured at $8.3 million as of October 11, 2022. For the year ended December 31, 2022, there was a $5.6 million decrease in fair value of the warrant liability primarily driven by the decrease in the Company’s stock price.

Annual Stock Dividend

In September 2016, in connection with the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A Preferred shares to Fortress. The Class A Preferred shares entitled the holder to a stock dividend equal to 2.5% of the fully-diluted outstanding equity of the Company on February 16 (“The Annual Stock Dividend”) to be paid on February 17 of each year. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the record date to December 31 and the payment date going forward to January 1 of each year. Concurrently with the execution and delivery of the SPMA, the Company, InvaGen and Fortress entered into a waiver agreement (“the Waiver Agreement”), pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of the Company’s common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under a certain management services agreement between the Company and Fortress and the Founders Agreement (as defined in the SPMA), for the period November 12, 2018 to the termination of InvaGen’s rights under Section 4 of the Stockholders Agreement that was signed between the Company, certain stockholders of the Company, and InvaGen. As a result of the consummation of the Share Repurchase Agreement on October 31, 2022, the Waiver Agreement was terminated and the right to dividends of the Company’s Common Stock was restored. The Annual Stock Dividend terminates upon conversion of the Class A Preferred shares or a Change of Control as defined in the Third Amended and Restated Certificate of Incorporation.

Pursuant to the Third Amended and Restated Certificate of Incorporation, the Company issued 231,316 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of the Company on January 1, 2023. This was shown in the consolidated statements of stockholders’ equity at December 31, 2022, as part of additional paid-in capital. The Company recorded an expense of approximately $268 thousand in research and development related to these issuable shares during the year ended December 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The 2019 through 2021 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Net Loss Per Share

Loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, excluding unvested restricted stock and stock options and preferred shares, during the period. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2022	2021
Unvested restricted stock units/awards	13,137	94,418
Common stock issuable	322,225	—
Warrants	4,137,916	—
Class A Preferred shares	16,666	16,666
Total potential dilutive effect	4,489,944	111,084

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 — License/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its NDA. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV Tramadol from the FDA as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

On October 29, 2018, the Company and Zaklady Farmaceutyczne Polpharma (“Polpharma”) extended the term of their exclusive supply agreement for drug product of IV Tramadol to eight years from the date of the launch of the product. In addition, under the terms of the amended agreement, Polpharma is eligible to receive a milestone payment totaling $2.0 million upon the approval of IV Tramadol from the FDA, as well as a low single digit royalty on net sales of the product for five years after launch.

Baergic Licenses

In December 2019, Baergic entered into two license agreements: (i) a license agreement (the “AZ License”) with AstraZeneca AB (“AZ”) to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound Gamma-aminobutyric acid receptor A alpha 2 & 3 (GABAA α2,3) positive allosteric modulators; and (ii) a license agreement (the “CCHMC License”) with Cincinnati Children’s Hospital Medical Center (“CCHMC”) to acquire patent and related intellectual property rights pertaining to a GABA inhibitor program for neurological disorders. Baergic paid an upfront fee of $3.0 million to AZ and $0.2 million to CCHMC, as well as issued common shares of Baergic of approximately 20% and 5% of Baergic to each at the time of the license agreement, respectively.

Development milestones totaling approximately $81.5 million in the aggregate are due upon achievement of each milestone. Commercial and sales-based milestone payments totaling approximately $151 million are due upon achievement of each milestone, as well as royalty payments in the low to high single digits on any future aggregate, annual, worldwide net sales.

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015 (as amended, the “Fortress-Avenue Founders Agreement”), pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “License Agreement”). As partial consideration for the Fortress-Avenue Founders Agreement, Avenue assumed $3.0 million in debt that Fortress had accumulated for expenses and costs of forming Avenue and obtaining the IV Tramadol license. This debt was repaid to Fortress in 2017. As additional consideration for the transfer of rights under the original Fortress-Avenue Founders Agreement, Avenue also agreed to: (i) issue annually to Fortress, on the anniversary date of the Fortress-Avenue Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

On September 13, 2016, the Company amended the Fortress-Avenue Founders Agreement to remove the Annual Equity Fee (that feature remained in substance and became issuable to the holders of Avenue’s Class A Preferred Stock, all of which is currently held by Fortress) and to add a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with effecting such amendment of the Fortress-Avenue Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 155,555 Class A common shares for approximately 166,027 common shares and 250,000 Class A Preferred shares (see Note 7).

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “Fortress-Avenue MSA”) with Avenue pursuant to which Fortress provides advisory and consulting services to Avenue pursuant to the terms thereof. The Fortress-Avenue MSA contained an initial five-year term and shall be automatically extended for additional five-year periods unless Fortress or the Company provides written notice of its desire not to automatically extend the term of the MSA at least 90 days prior to the applicable expiration date. Services provided under the Fortress-Avenue MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. Effective beginning on November 12, 2018, eligibility to receive such fees was waived pursuant to a Waiver Agreement signed between Avenue, Fortress and InvaGen. The Fortress-Avenue MSA fee was reinstated upon the closing of the October 2022 public offering.

Founders Agreement and Management Services Agreement with Baergic

Pursuant to the Share Contribution Agreement between Avenue and Fortress, the Founders Agreement and Management Services Agreement that had previously been existing between Fortress and Baergic were assigned to Avenue, such that they now exist between Avenue and Baergic; those agreements are referred to herein as the Avenue-Baergic Founders Agreement and the Avenue-Baergic MSA, as applicable. The Annual Stock Dividend payable to the Company is 2.5% of common stock calculated as a percentage of fully diluted outstanding capital and became effective as of November 8, 2022. For the year ended December 31, 2022, Baergic recorded an Annual Stock Dividend of $10.5 thousand to Avenue on December 31, 2022, which was paid in shares on January 1, 2023.

The Avenue-Baergic Founders Agreement has an effective date of March 9, 2017, and a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Avenue and Baergic or a Change in Control (as defined in the Avenue-Baergic Founders Agreement) occurs.

As additional consideration under the Avenue-Baergic Founders Agreement, Baergic will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Baergic that occurs after the effective date of the Avenue-Baergic Founders Agreement and ending on the date when Avenue no longer has majority voting control in the Baergic’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Baergic’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, Baergic will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

The Avenue-Baergic MSA has an effective date of March 9, 2017, pursuant to which Avenue renders management, advisory and consulting services to the Company. The MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Baergic’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Baergic with accountants, attorneys, financial advisors and other professionals (collectively, the “Avenue Services”). Baergic is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Avenue, provided those services are offered at market prices. However, Baergic is not obligated to take or act upon any advice rendered from Avenue and Avenue shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the Avenue-Baergic MSA and Baergic’s Certificate of Incorporation, Avenue and its affiliates, including all members of Baergic’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to Baergic or to refrain from engaging in business that is similar to that of Baergic. In consideration for the Avenue Services, Baergic will pay Avenue an annual consulting fee of $0.5 million (the “Avenue-Baergic Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Avenue-Baergic Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Baergic has net assets in excess of $100 million at the beginning of the calendar year.

Secondment Agreement with Journey

Effective June 1, 2021, the Company, InvaGen, Fortress and Journey entered into a secondment agreement for a certain Avenue employee to be seconded to Journey. During the secondment, Journey had the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until the employee’s services were needed again by the Company which was December 1, 2021. The amounts reimbursable to Avenue were zero and $0.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. The amounts were recorded as a reduction in research and development expenses on the Company’s consolidated statements of operations. The amount due to the Company as of December 31, 2021 that is related to this secondment agreement is $90,000 and is included in “Other receivables – related party” on the Company’s consolidated balance sheets.

Acquisition of Baergic

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

The transaction was accounted for as an asset acquisition between entities under common control. As such, the transaction was recorded at carryover basis, with all assets, liabilities and non-controlling interests measured at their historical carrying values. The consolidated financial statements of the Company include the consolidated results of operations for Avenue and Baergic since the acquisition date on November 8, 2022.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accounts payable	$129	$304
Accrued employee compensation	199	24
InvaGen contingent fee	208	—
Accrued contracted services and other	413	123
Accounts payable and accrued expenses	$949	$451

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2022 and 2021, there was no litigation against the Company.

Note 7 — Stockholders’ Equity

Class A Preferred Shares

On September 13, 2016, 2,000,000 shares of Preferred Stock were authorized, of which 250,000 have been designated as Class A Preferred Stock and the remainder are undesignated preferred stock. The Class A Preferred Stock, with a par value of $0.0001 per share, is identical to undesignated Common Stock other than as to voting rights, conversion rights, and the Annual Stock Dividend right (as described below). The undesignated Preferred Stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions, if any), the redemption price or prices, the liquidation preferences and other designations, powers, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock (but not below the number of shares of any such series then outstanding).

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding Common Stock and (B) the whole shares of Common Stock in to which the shares of outstanding Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock (the “Class A Preferred Stock Ratio”). Thus, the Class A Preferred Stock will at all times constitute a voting majority.

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, a applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction. Pursuant to the reverse stock split by the Company in September 2022, the Class A Preferred Stock has a Conversion Ratio of 15 Class A Preferred to one share of Common Stock.

Common Stock

As of December 31, 2022, the Company’s authorized capital stock consists of 20,000,000 shares of common stock, with $0.0001 par value (see Note 1).

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

In November 2021, the Company, pursuant to an underwritten public offering, sold 149,252 shares of its common stock at a price of $20.10 per share for gross proceeds of approximately $3.0 million. After deducting underwriting discounts and commissions and other expenses, net proceeds from this underwritten public offering were $2.6 million.

In December 2021, the Company, pursuant to an underwritten public offering, sold 127,340 shares of its common stock at a price of $16.05 per share for gross proceeds of approximately $2.0 million. In addition, the Company granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares, solely to cover over-allotments. This 45-day purchase option was not exercised. After deducting underwriting discounts and commissions and other expenses, net proceeds from this underwritten public offering were $1.8 million.

Pursuant to the October 2022 Offering, the Company sold 2,652,065 units (“Units”) and 984,300 pre-funded units (“Pre-funded Units”). Each Unit consisted of one share (a “Share”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock (each, a “Warrant” and, collectively, the “Warrants”), and each Pre-funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock (each, a “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) and one Warrant. The Units were sold at a price of $3.30 per Unit, and the Pre-Funded Units were sold at a price of $3.2999 ($3.30 less $0.0001, the exercise price of the Pre-funded Warrants).

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

The Company received net proceeds from the Offering of $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Pursuant to the Founders Agreement, the Company issued 90,909 shares of common stock to Fortress related to the October 2022 offering, which is equivalent to 2.5% of the gross amount of the offering. The Company recorded the expense of $0.3 million in research and development on the record date and issued the shares on January 1, 2023.

Equity Incentive Plan

The Company has in effect the 2015 Incentive Plan (“2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by our stockholders and an amendment to the plan to increase the number of authorized shares issuable to 266,666 shares was approved by our stockholders in December 2021. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 266,666 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 122,489 shares at December 31, 2022.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2022:

		Weighted
	Number of Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2020	75,993	$89.40
Granted	55,977	13.95
Forfeited	(29,174)	119.70
Vested	(8,378)	74.55
Unvested balance at December 31, 2021	94,418	$56.25
Forfeited	(666)	13.95
Vested	(80,615)	40.83
Unvested balance at December 31, 2022	13,137	$12.17

For the years ended December 31, 2022, and 2021 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.6 million and $0.4 million, respectively.

For the years ended December 31, 2022, and 2021, the weighted average grant date fair value of restricted stock units and awards granted was zero and $13.95, respectively. For the years ended December 31, 2022, and 2021, the weighted average grant date fair value of restricted stock units and awards forfeited was $13.95 and $119.70, respectively. The total fair value of restricted stock units and awards that vested during the years ended December 31, 2022, and 2021 was $3.3 million and $0.6 million, respectively.

At December 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.96 years. This amount does not include, as of December 31, 2022, 3,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the years ended December 31, 2021 and 2022:

		Weighted	Aggregate
		Average Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2020	1,056	$9.4231	$84
Exercised	(59)	0.0015	—
Outstanding, December 31, 2021	997	$9.9807	$11
Granted	5,166,119	2.6713	—
Exercised	(1,029,200)	0.1441	—
Outstanding, December 31, 2022	4,137,916	$3.3016	$1

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Public Offering Warrant Liabilities

In October 2022, the Company sold 2,652,065 units (“Units”) and 984,300 pre-funded units (“Pre-funded Units”). Each Unit consisted of one share (a “Share”) of the Company’s common stock (“Common Stock”), and one warrant to purchase one share of Common Stock (each, a “Warrant” and, collectively, the “Warrants”), and each Pre-funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock (each, a “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) and one Warrant. The Units were sold at a price of $3.30 per Unit, and the Pre-Funded Units were sold at a price of $3.2999 ($3.30 less $0.0001, the exercise price of the Pre-funded Warrants). Net proceeds from the offering were $10.3 million after deducting underwriting discounts and commissions and other transaction costs.

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a gain or loss on the consolidated statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 2).

The Company deemed the October 2022 Warrants to be classified as liabilities on the consolidated balance sheet as they contain terms for redemption of the underlying security that are outside of the Company’s control. The Warrants were recorded at the time of closing at a fair value of $8.3 million, determined by using the Monte Carlo simulation approach.

The Company revalued the October 2022 Warrants at December 31, 2022 using the Monte Carlo simulation approach. This resulted in a decrease in common stock warrant liability of $5.6 million, with an offsetting gain recorded to change in fair value of common stock warrant liabilities in the consolidated statements of operations.

Note 8 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2022 and 2021.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	10%	13%
State rate change	(1)%	0%
Stock-based compensation	(22)%	(11)%
Other	3%	0%
Credits	4%	0%
None-deductible items	(12)%	0%
Section 162(m) disallowance	(3)%	0%
Change in fair value of warrant liability	48%	0%
Change in valuation allowance	(49)%	(23)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2022 and 2021 are the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,660	$23,719
Stock compensation and other	42	293
In process research and development	1,603	1,162
Accruals and reserves	64	6
Business interest expense disallowance	122	—
Section 174 capitalization	622	—
Tax credits	2,859	2,640
Total deferred tax assets	30,972	27,820
Less valuation allowance	(30,972)	(27,820)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $31.0 million and $27.8 million was recorded as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $78.3 million and $139.7 million, respectively. Approximately $63.8 million of the federal net operating loss carryforwards and $1.9 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and $137.8 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $2.9 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code. The Company has not performed a Section 382 analysis as of December 31, 2022.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements, that have been recorded on the Company’s consolidated financial statements for the periods ended December 31, 2022 and 2021. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2022 and 2021.

The federal and state tax returns for the years ended December 31, 2019, 2020, and 2021 are currently open for examination under applicable federal and state income tax statues of limitations. The company is not currently under examination.

Note 9 — Subsequent Events

January 2023 Registered Offering and Private Placement

On January 27, 2023, the Company entered into a Registered Direct and Private Placement agreement with a single institutional investor for the sale of 448,000 shares of common stock at a price per share of $1.55, and pre-funded warrants to purchase 1,492,299 shares of common stock, at a price per pre-funded warrant of $1.549. The pre-funded warrants have an exercise price of $0.001 per share and became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent Private Placement, the Company also agreed to issue to the same investor warrants to purchase 1,940,299 shares of common stock (“PIPE Warrants”). The PIPE Warrants had an offering price of $0.125 per PIPE Warrant to purchase one share of common stock. The PIPE Warrants have an exercise price of $1.55 per share and are exercisable six months after issuance and will expire three years from the date on which the PIPE Warrants become exercisable. The Company received gross proceeds of $3.25 million total from both offerings.

AnnJi License Agreement

On February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd., whereby the Company obtained an exclusive license (the “License Agreement”) from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease. Under the License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company will pay an initial cash license fee of $3.0 million, of which $2.0 million is payable within 60 days and $1 million is payable within 180 days after the effective date of the License Agreement.

The license provided under the License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi.

The Company is also obligated to issue shares of its common stock under the Subscription Agreement and make additional payments over the course of the License Agreement including: reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

In connection with the signing of the License Agreement, the Company will issue 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) and then will issue an additional 276,652 shares of common stock upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (“Second Tranche Shares”). The Company and AnnJi entered into a subscription agreement, dated as of February 28, 2023, that provides for the issuance of First Tranche Shares, which contains customary representations and warranties of the Company and AnnJi, respectively, and is subject to customary closing conditions. The Company and AnnJi will enter into a subsequent subscription agreement, in substantially the same form as the Subscription Agreement, with respect to the issuance of the Second Tranche Shares. Also in connection with execution of the License Agreement, the Company entered into a registration rights agreement with AnnJi. Pursuant to the Registration Rights Agreement, the Company will be required to file, on or prior to August 28, 2023, a registration statement with the U.S. Securities and Exchange Commission to register the resale of the Consideration Shares.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Alexandra MacLean, M.D.
Name: Alexandra MacLean, M.D.
Title: Chief Executive Officer and Director March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandra MacLean, M.D.	Chief Executive Officer and Director	March 31, 2023
Alexandra MacLean, M.D.	(Principal Executive Officer)

/s/ David Jin	Interim Chief Financial Officer and Chief Operating Officer	March 31, 2023
David Jin	(Principal Financial and Accounting Officer)

/s/ Jay Kranzler, M.D., Ph.D.	Chairman of the Board	March 31, 2023
Jay Kranzler, M.D., Ph.D.

/s/ Faith Charles	Director	March 31, 2023
Faith Charles

/s/ Neil Herskowitz	Director	March 31, 2023
Neil Herskowitz

/s/ Curtis Oltmans	Director	March 31, 2023
Curtis Oltmans

/s/ Lindsay A. Rosenwald, M.D.	Director	March 31, 2023
Lindsay A. Rosenwald, M.D.