Form 10-Q
period 2023-03-31
AVENUE THERAPEUTICS, INC.
filed 2023-05-12
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(781) 652‑4500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 8, 2023
Common Stock, $0.0001 par value	7,920,485

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended March 31, 2023

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$8,236	$6,708
Other receivables - related party	13	—
Prepaid expenses and other current assets	198	137
Total assets	$8,447	$6,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,838	$949
Accrued licenses acquired	3,000	—
Accounts payable and accrued expenses - related party	44	21
Warrant liability	5,722	2,609
Total current liabilities	10,604	3,579

Total liabilities	10,604	3,579

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock ($0.0001 par value), 75,000,000 shares authorized
Common shares, 6,828,186 and 4,773,841 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	86,634	84,456
Accumulated deficit	(88,087)	(80,551)
Total stockholders’ equity attributed to the Company	(1,452)	3,905

Non-controlling interests	(705)	(639)
Total stockholders’ equity (deficit)	(2,157)	3,266
Total liabilities and stockholders’ equity	$8,447	$6,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,215	$1,808
Research and development - licenses acquired	4,230	—
General and administrative	984	1,055
Loss from operations	(6,429)	(2,863)

Other income (expense)
Interest income	37	2
Financing costs – warrant liabilities	(332)	—
Change in fair value of warrant liabilities	(878)	—
Total other income (expense)	(1,173)	2
Net loss	$(7,602)	$(2,861)

Net loss attributable to non-controlling interests	66	—
Net loss attributable to common stockholders	$(7,536)	$(2,861)

Net loss per common share attributable to common stockholders, basic and diluted	$(1.35)	$(2.05)

Weighted average number of common shares outstanding, basic and diluted	5,564,830	1,397,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended March 31, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	4,773,841	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	11	—	—	11
Issuance of common stock to Fortress	—	—	374,644	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	448,000	1	865	—	—	866
Issuance of common stock for license acquisition	—	—	831,618	—	1,230	—	—	1,230
Exercise of warrants	—	—	400,083	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(66)	(66)
Net loss attributable to common stockholders	—	—	—	—	—	(7,536)	—	(7,536)
Balance at March 31, 2023	250,000	$—	6,828,186	$1	$86,634	$(88,087)	$(705)	$(2,157)

Three months ended March 31, 2022

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2021	250,000	$—	1,405,959	$—	$80,450	$(76,999)	$—	$3,451
Share based compensation	—	—	1,045,126	—	569	—	—	569
Net loss	—	—	—	—	—	(2,861)	—	(2,861)
Balance at March 31, 2022	250,000	$—	2,451,085	$—	$81,019	$(79,860)	$—	$1,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(7,602)	$(2,861)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	11	569
Change in fair value of warrant liability	878	—
Issuance of common stock for licenses acquired	1,230	—
Issuance of common stock to Fortress	72	—
Changes in operating assets and liabilities:
Other receivables - related party	(13)	90
Prepaid expenses and other current assets	(61)	(16)
Accounts payable and accrued expenses	889	295
Accrued licenses acquired	3,000	—
Accounts payable and accrued expenses - related party	23	(7)
Net cash used in operating activities	(1,573)	(1,930)

Cash flows from Financing Activities:
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	3,101	—
Net cash provided by financing activities	3,101	—

Net change in cash and cash equivalents	1,528	(1,930)
Cash and cash equivalents, beginning of period	6,708	3,763
Cash and cash equivalents, end of period	$8,236	$1,833

Supplemental cash flow information:
Unpaid research and development licenses acquired	$3,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA"), intravenous Tramadol ("IV Tramadol") for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

Reverse Stock Split

As a result of the reverse stock split effective on September 23, 2022, every 15 shares of common stock outstanding immediately prior to the effectiveness of the reverse stock split were combined and converted into one share of common stock without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. In connection with the reverse stock split, the holders of a majority of the voting power of our capital stock executed a written consent approving the reduction of the number of authorized shares of Common Stock immediately after the reverse stock split from 50,000,000 to 20,000,000 shares, which reduction became effective on September 23, 2022. On February 2, 2023, following the approval of our Board of Directors and our stockholders at the Company’s 2022 annual meeting of stockholders, we filed an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 75,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Liquidity and Capital Resources

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as described below, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $88.1 million. Due to uncertainties regarding future operations of the Company for a study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV Tramadol, and the expansion of the Company’s development portfolio within neuroscience with the consummation of the transaction with Baergic, the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of the issuance of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiary, Baergic. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022, which were included in the Company’s Annual Report on Form 10-K (the “2022 Form 10-K”) and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023

The accompanying consolidated financial statements include the accounts of the Company’s subsidiary. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of partner companies.

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Use of Estimates

The Company's consolidated financial statements include certain amounts that are based on management's best estimates and judgements. The Company's significant estimates include, but are not limited to, fair value of warrants, stock-based compensation, common stock issued to acquire licenses, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Other Receivables – Related Party

Other receivables consist of amounts due from Urica Therapeutics, Inc. ("Urica"), a consolidated entity under Fortress, and are recorded at the invoiced amount.

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Form 10-K.

Note 3 — Licenses/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the IV Tramdol License Agreement, Fortress purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its NDA. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV Tramadol from the FDA as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

AnnJi License Agreement

On February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby the Company obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of SBMA, also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, the Company agreed to pay $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1.0 million is payable within 180 day after the effective date of the AnnJi License Agreement.

The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. AnnJi retains the manufacturing rights for AJ201 and the Company has the option to acquire those rights from AnnJi as described in the AnnJi License Agreement.

The Company is also obligated to issue shares of its common stock under the Subscription Agreement and make additional payments over the course of the AnnJi License Agreement including: reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, (which AnnJi is administering with Joint Steering Committee Oversight before assigning the IND to the Company upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

In connection with the signing of the AnnJi License Agreement, the Company issued 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) at a fair value of $0.9 million on March 30, 2023. The Company will issue an additional 276,652 shares of common stock, recorded at a fair value of $0.3 million, upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (“Second Tranche Shares”). The fair value was calculated based on the closing price of the Company's stock as of February 28, 2023. The Company and AnnJi entered into a Subscription Agreement, dated as of February 28, 2023, that provided for the issuance of First Tranche Shares which were issued March 30, 2023. The Company and AnnJi will enter into a subsequent subscription agreement, in substantially the same form as the Subscription Agreement, with respect to the issuance of the Second Tranche Shares. In the event that the common stock of the Company ceases to be traded on a national securities exchange, AnnJi has the right to sell common stock of the Company back to the Company at a price of $2.10 per share subject to the terms in the AnnJi License Agreement.

In connection with execution of the AnnJi License Agreement, Avenue entered into a registration rights agreement with AnnJi (“AnnJi Registration Rights Agreement”), pursuant to which Avenue will be required to file, on or prior to August 28, 2023, a registration statement with the SEC to register the resale of the First Tranche and Second Tranche Shares.

Note 4 — Fair Value Measurements

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2022	$2,609	$—	$2,609
Fair value of warrants at issuance as of January 31, 2023	—	2,235	2,235
Change in fair value of warrants	1,462	(584)	878
Fair value of warrants outstanding as of March 31, 2023	$4,071	$1,651	$5,722

Warrant Liability

The Company has issued freestanding warrants to purchase shares of our common stock in connection with financing activities (Warrants as described in Note 8). The Company's outstanding common stock warrants issued in connection with the equity offering completed in October 2022 ( “October 2022 Warrants”) and January 2023 ( "January 2023 Warrants") are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside our control. The Company used a Monte Carlo simulation approach, which allows to factor in the effect of a down-round protection feature, to value the October 2022 Warrants at the time of issuance on October 11, 2022 and for the period ending December 31, 2022. The Black-Scholes model was used to value the January 2023 Warrants at the time of issuance on January 31, 2023. The approach required management to estimate inputs including expected volatility and expected term, and is most significantly impacted by the volatility of our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027 and the January 2023 Warrants until exercise or expiration of the warrants on January 31, 2026. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 31, 2023 Registered Direct and Private Placement, the down-round price protection feature was used and the exercise price for the October 2022 Warrants was permanently adjusted to $1.55. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of  March 31, 2023.

The key inputs for the October 2022 Warrants for the Monte Carlo simulation and Black-Scholes model were as follows:

	March 31,	December 31,
	2023	2022
	(Black-Scholes	(Monte Carlo
	model)	simulation)
Stock price	$1.17	$1.16
Risk-free interest rate	3.60%	4.02%
Expected dividend yield	—	—
Expected term in years	4.53	4.78
Expected volatility	137%	93%

The key inputs for the January 2023 Warrants using the Black-Scholes model were as follows:

		January 31,
		2023
	March 31,	(Initial
	2023	measurement)
Stock price	$1.17	$1.38
Risk-free interest rate	3.81%	3.90%
Expected dividend yield	—	—
Expected term in years	2.84	3.00
Expected volatility	164%	160%

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accounts payable	$330	$129
Accrued employee compensation	287	199
InvaGen contingent fee	—	208
Accrued contracted services and other	1,221	413
Total accounts payable and accrued expenses	$1,838	$949

Note 6 - Related Party Transactions

Founders Agreement and Management Services Agreement with Fortress

Fortress entered into a Founders Agreement with Avenue in February 2015 (as amended, the “Fortress-Avenue Founders Agreement”), pursuant to which Fortress assigned to Avenue all of its rights and interest under Fortress’s license agreement with Revogenex for IV Tramadol (the “IV Tramadol License Agreement”). As additional consideration for the transfer of rights under the original Fortress-Avenue Founders Agreement, Avenue also agreed to: (i) issue annually to Fortress, on the anniversary date of the Fortress-Avenue Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress will be paid a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “Fortress-Avenue MSA”) with Avenue pursuant to which Fortress provides advisory and consulting services to Avenue pursuant to the terms thereof. The Fortress-Avenue MSA contained an initial five-year term and shall be automatically extended for additional five-year periods unless Fortress or the Company provides written notice of its desire not to automatically extend the term of the MSA at least 90 days prior to the applicable expiration date. Services provided under the Fortress-Avenue MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. The Fortress-Avenue MSA fee was reinstated upon the consummation of the InvaGen Share Repurchase Agreement and termination of any prior investment agreements between InvaGen, Avenue and Fortress.

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

Shared Services Agreement with Urica Therapeutics

Effective February 1, 2023, the Company and Urica entered into a sharing arrangement for a certain Avenue employee to be shared with Urica. During the arrangement, Urica has the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasts 3 months and can be extended for consecutive three-month periods. The amounts reimbursable to Avenue was $27,124 for the three months ended March 31, 2023. The amounts were recorded as a reduction in research and development expenses on the Company’s consolidated statements of operations. The amount due to the Company as of March 31, 2023 that is related to the shared services agreement is $13,564 and is included in “Other receivables – related party” on the Company’s consolidated balance sheets.

Note 7 - Net Loss per Share

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2023	2022
Unvested restricted stock units/awards	13,137	21,412
Warrants	7,170,431	—
Class A Preferred shares	16,666	16,666
Total potential dilutive effect	7,200,234	38,078

Note 8 - Stockholders' Equity

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by our stockholders and an amendment to the plan to increase the number of authorized shares issuable to 266,666 shares was approved by our stockholders in December 2021. The 2015 Incentive Plan was amended again to increase the number of authorized shares issuable to 5,266,666 shares and approved by our stockholders on January 30, 2023. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 5,266,666 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 5,122,489 shares at March 31, 2023.

Restricted Stock Units and Restricted Stock Awards

The restricted units and awards had a weighted average grant date fair value of $12.17 and an unvested balance of 13,137 as of March 31, 2023 and December 31, 2022.

For the three months ended  March 31, 2023 and 2022 stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $11,000 and $569,000, respectively.

At March 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.71 years. This amount does not include, as of March 31, 2023, 3,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2023 and 2022:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2022	4,137,916	$3.30	$1
Granted	3,432,598	0.88	—
Exercised	(400,083)	—	—
Outstanding, March 31, 2023	7,170,431	$1.32	$1,272

Capital Raises

January 2023 Registered and Private Placement

On January 27, 2023, the Company entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which the Company agreed to issue and sell (i) 448,000 shares (the “Shares”) of the Companies' common stock at a price per Share of $1.55, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase 1,492,299 shares of common stock, at a price per Pre-funded Warrant equal to the price per Share, less $0.001 (the “Registered Offering”). The Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. The Company received approximately $3.0 million in gross proceeds from the Registered Offering, before deducting placement agency fees and estimated offering expenses.

On January 27, 2023, the Company also entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Private Placement”) of warrants (the “January 2023 Warrants”) to purchase 1,940,299 shares of common stock. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell the January 2023 Warrants at an offering price of $0.125 per January 2023 Warrant to purchase one share of common stock. The January 2023 Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the January 2023 Warrants), are exercisable immediately after issuance and will expire three years from the date on which the January 2023 Warrants become exercisable. The January 2023 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Private Placement closed on January 31, 2023, concurrently with the Registered Offering. The gross proceeds to us from the Private Placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $0.24 million.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, we agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the Registered Purchase Agreement and Private Placement, which occurred on January 31, 2023, we made a payment of $0.2 million to InavGen on February 3, 2023.

Item 2. Financial Information.

Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

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

●	the fact that Fortress controls a voting majority of our common stock and has rights to receive significant share grants annually; and

●	and the risks described in under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include AJ201 for the treatment of SBMA, intravenous Tramadol (“IV Tramadol”) for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

Our net loss for the three months ended March 31, 2023 and 2022 was approximately $7.6 million and $2.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $88.1 million. Substantially all our net losses resulted from costs incurred in connection with the ongoing AJ201 Phase 1b/2a clinical trial, our research and development program of IV Tramadol, and from general and administrative costs associated with our operations.

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

We are a majority-controlled subsidiary of Fortress. For related party transactions, see Note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

AJ201

In February 2023, we announced that we entered into a license agreement (the “AnnJi License Agreement”) with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”) whereby the Company obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the United States (“U.S.”) for the treatment of SBMA, also known as Kennedy’s Disease.

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company will pay an initial cash license fee of $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1.0 million payable within 180 days after the effective date of the AnnJi License Agreement. The Company is also obligated to issue shares of its common stock under the Subscription Agreement (described below) and make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

In connection with the signing of the AnnJi License Agreement, the Company agreed to issue 831,618 shares of its common stock to AnnJi (the “First Tranche Shares”), and then to issue an additional 276,652 shares of Common Stock upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (the “Second Tranche Shares” and, together with the First Tranche Shares, the “Consideration Shares”). The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. The Company and AnnJi entered into a subscription agreement, dated as of February 28, 2023 (the “Subscription Agreement”) that provides for the issuance of First Tranche Shares, which contains customary representations and warranties of the Company and AnnJi, respectively, and is subject to customary closing conditions. The Company and AnnJi will enter into a subsequent subscription agreement, in substantially the same form as the Subscription Agreement, with respect to the issuance of the Second Tranche Shares. Also in connection with execution of the AnnJi License Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with AnnJi. Pursuant to the Registration Rights Agreement, the Company will be required to file, on or prior to August 28, 2023, a registration statement with the SEC to register the resale of the Consideration Shares.

IV Tramadol

On February 15, 2022, we had our Advisory Committee meeting with the Food and Drug Administration ("FDA") regarding IV Tramadol. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. On August 31, 2022, the Company disclosed that, on June 17, 2022, following the receipt of the Letter, the Company submitted a Type A Meeting Request and related briefing documents to the FDA. The meeting was granted by the Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) on June 27, 2022, and scheduled for August 9, 2022. The Company submitted a briefing document presenting a study design that the Company believed has the potential to address the comments and deficiencies noted in the Letter and sought the DAAAP’s guidance to refine the study design that would support a resubmission of a New Drug Application for the Company’s current lead product candidate, intravenous Tramadol. The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. We incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol that could form the basis for the submission of a complete response to the Second CRL.

The Company participated in a Type C meeting with the FDA on March 9, 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV Tramadol relative to an approved opioid analgesic. We announced on April 17, 2023 that the Company has received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicate that the FDA and the Company are in agreement with a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes indicate that the FDA also agrees that a successful study will support the submission of a complete response to the second Complete Response Letter for IV Tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the DAAAP. We continue to evaluate next steps with regard to IV Tramadol.

BAER-101

We also recently expanded our business with the acquisition of Baergic Bio, Inc. (“Baergic”) and its asset BAER-101, which would strategically align with Avenue’s goals of building a rare and neurologic pipeline. On May 11, 2022, we entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to us. The acquisition was completed on November 8, 2022 and as a result, Baergic is currently a majority-controlled and owned private subsidiary company of Avenue.

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator. BAER-101 (formally known as AZD7325) was originally developed by AstraZeneca and has an established safety profile in early clinical trials including over 700 patients.

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

January 2023 Registered Direct and Private Placement

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

On January 27, 2023, we also entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Private Placement”) of warrants (the “PIPE Warrants”) to purchase 1,940,299 shares of common stock. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell the PIPE Warrants at an offering price of $0.125 per PIPE Warrant to purchase one share of common stock. The PIPE Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the PIPE Warrants), are exercisable immediately upon issuance and will expire three years from the date on which the PIPE Warrants become exercisable. The PIPE Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Private Placement closed on January 31, 2023, concurrently with the Registered Offering. The gross proceeds to us from the Private Placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $0.24 million.

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

Increase in Authorized Shares

On February 2, 2023, following the approval of our Board and our stockholders at the Company’s 2022 annual meeting of stockholders, we filed an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 75,000,000 shares.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, we agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the Registered Purchase Agreement and Private Placement, which occurred on January 31, 2023, we made a payment of $0.2 million to InavGen on February 3, 2023.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the 2022 Form 10- K.

There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Results of Operations

General

At March 31, 2023, we had an accumulated deficit of $88.1 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2023 and 2022

	For The Three Months Ended
	March 31,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$1,215	$1,808	$(593)	(33)%
Research and development - licenses acquired	4,230	—	4,230	—%
General and administrative	984	1,055	(71)	(7)%
Loss from operations	(6,429)	(2,863)	(3,566)	125%

Other income (expense)
Interest income	37	2	35	1750%
Financing costs – warrant liabilities	(332)	—	(332)	—%
Change in fair value of warrant liabilities	(878)	—	(878)	—%
Total other income (expense)	(1,173)	2	(1,175)	(100)%
Net Loss	$(7,602)	$(2,861)	$(4,741)	166%

Net loss attributable to non-controlling interests	66	—	66	—%
Net loss attributable to common stockholders	(7,536)	(2,861)	(4,675)	163%

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

For the three months ended March 31, 2023 and 2022, research and development expenses were $1.2 million and $1.8 million, respectively. The decrease of $0.6 million is primarily associated with a reduction of $1.0 million due to advisory committee preparation and costs, $0.2 million in bonus costs, and $0.3 million in non-cash stock compensation costs offset by increases of $0.9 million in AJ201 clinical study expenses.

For the three months ended March 31, 2023 and 2022, research and development - licenses acquired expenses were $4.2 million and $0, respectively. The increase of $4.2 million is primarily associated with the AnnJi $3.0 million upfront payment and $1.2 million fair value of the First Tranche Shares and Second Tranche Shares.

We expect our research and development activities to continue as we attempt to gain regulatory approval for our existing product candidate, reflecting costs associated with the following:

●	employee-related expenses;

●	license fees and milestone payments related to in-licensed product and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory interactions, submissions, and approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidates.

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $1.0 million and $1.0 million, respectively.

Interest Income

Interest income was $37,000 and $2,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income was due to the increase in cash and higher interest rates.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2023, we had a cash and cash equivalents balance of $8.2 million and accumulated deficit of $88.1 million. We do not believe that our cash is sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Recently Adopted and Issued Accounting Pronouncements

As of March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company's present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended
	March 31,
($ in thousands)	2023	2022
Total cash and cash equivalents provided by (used in):
Operating activities	$(1,573)	$(1,930)
Financing activities	3,101	—
Net increase in cash and cash equivalents	$1,528	$(1,930)

Operating Activities

Net cash and cash equivalents used in operating activities was $1.6 million for the three months ended March 31, 2023, primarily comprised of our $7.6 million net loss partially offset by an increase in operating assets and liabilities of $3.8 million, $1.2 million in stock issuance for licenses acquired, $0.9 million change in fair value of warrant liability and $0.1 million in common share issuance to Fortress.

Net cash and cash equivalents used in operating activities was $1.9 million for the three months ended March 31, 2022, primarily comprised of our $2.9 million net loss partially offset by $0.6 million in share based compensation and increase in operating assets and liabilities of $0.4 million.

Financing Activities

Net cash and cash equivalents provided by financing activities was $3.1 million for the three months ended March 31, 2023, primarily comprised of the $3.1 million Registered Direct and Private Placement on January 31, 2023.

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

With respect to the quarter ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2022 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2022 Form 10-K, the information below, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Recent Sales of Unregistered Securities.

Other than as previously disclosed in the Company’s prior filings with the SEC in Current Reports on Form 8-K, we did not sell any equity securities during the three months ended March 31, 2023 in transactions that were not registered under the Securities Act.

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
10.1	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
10.2	Form of Securities Purchase Agreement (Registered Offering), dated January 27, 2023, by and among the Company and the purchaser party thereto, filed as Exhibit 10.1 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.
10.3	Form of Securities Purchase Agreement (PIPE), dated January 27, 2023, by and among the Company and the purchaser party thereto, filed as Exhibit 10.2 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.
10.4	Form of Pre-Funded Warrant (Registered Offering) , filed as Exhibit 10.3 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference
10.5	Form of PIPE Warrant (PIPE) , filed as Exhibit 10.4 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference
10.6	Form of Registration Rights Agreement, dated January 27, 2023, by and among the Company and the purchaser party thereto, filed as Exhibit 10.5 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.
10.7	Form of Lockup Agreement, filed as Exhibit 10.6 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.
10.8	Placement Agent Agreement entered into by and between the Company and Aegis Capital Corp., dated January 27, 2023, filed as Exhibit 10.7 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.
10.9	AnnJi License Agreement by and between the Company and AnnJi Pharmaceutical Co. Ltd., dated February 28, 2023. *+#
10.10	Registration Rights Agreement by and between the Company and AnnJi Pharmaceutical Co. Ltd., dated February 28, 2023. *#
16.1	Letter from BDO USA, LLP, filed as Exhibit 16.1 to Form 8-K filed on January 25, 2023 (File No. 001-38114) and incorporated herein by reference.
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

+           Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

#           Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 12, 2023	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: May 12, 2023	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)