Form 10-Q
period 2023-06-30
AVENUE THERAPEUTICS, INC.
filed 2023-08-11
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 7, 2023
Common Stock, $0.0001 par value	8,182,985

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended June 30, 2023

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,571	$6,708
Other receivables - related party	26	—
Prepaid expenses and other current assets	69	137
Total assets	$1,666	$6,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$886	$949
Accounts payable and accrued expenses - related party	54	21
Accrued licenses acquired	1,000	—
Warrant liability	5,872	2,609
Total current liabilities	7,812	3,579

Total liabilities	7,812	3,579

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock ($0.0001 par value), 75,000,000 shares authorized
Common shares, 7,920,485 and 4,773,841 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	86,757	84,456
Accumulated deficit	(92,094)	(80,551)
Total stockholders’ equity attributed to the Company	(5,336)	3,905

Non-controlling interests	(810)	(639)
Total stockholders’ equity (deficit)	(6,146)	3,266
Total liabilities and stockholders’ equity	$1,666	$6,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,027	$151	$4,242	$1,959
Research and development – licenses acquired	—	—	4,230	—
General and administrative	896	454	1,880	1,509
Loss from operations	(3,923)	(605)	(10,352)	(3,468)

Other income (expense)
Interest income	57	1	94	3
Financing costs – warrant liabilities	—	—	(332)	—
Change in fair value of warrant liabilities	(150)	—	(1,028)	—
Total other income (expense)	(93)	1	(1,266)	3
Net loss	$(4,016)	$(604)	$(11,618)	$(3,465)

Net loss attributable to non-controlling interests	9	—	75	—
Net loss attributable to common stockholders	$(4,007)	$(604)	$(11,543)	$(3,465)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.52)	$(0.41)	$(1.73)	$(2.42)

Weighted average number of common shares outstanding, basic and diluted	7,758,153	1,461,067	6,667,550	1,429,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended June 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at March 31, 2023	250,000	$—	6,828,186	$1	$86,634	$(88,087)	$(705)	$(2,157)
Share based compensation	—	—	—	—	27	—	—	27
Exercise of warrants	—	—	1,092,299	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	96	—	(96)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(4,007)	—	(4,007)
Balance at June 30, 2023	250,000	$—	7,920,485	$1	$86,757	$(92,094)	$(810)	$(6,146)

Six Months Ended June 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	4,773,841	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	38	—	—	38
Issuance of common stock to Fortress	—	—	374,644	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	448,000	1	865	—	—	866
Issuance of common stock for license expense	—	—	831,618	—	1,230	—	—	1,230
Exercise of warrants	—	—	1,492,382	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	96	—	(96)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(75)	(75)
Net loss attributable to common stockholders	—	—	—	—	—	(11,543)	—	(11,543)
Balance at June 30, 2023	250,000	$—	7,920,485	$1	$86,757	$(92,094)	$(810)	$(6,146)

Three months ended June 30, 2022

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at March 31, 2022	250,000	$—	1,475,652	$2	$81,017	$(79,860)	$—	$1,159
Share based compensation	—	—	—	—	43	—	—	43
Net loss	—	—	—	—	—	(604)	—	(604)
Balance at June 30, 2022	250,000	$—	1,475,652	$2	$81,060	$(80,464)	$—	$598

Six Months Ended June 30, 2022

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2021	250,000	$—	1,405,977	$2	$80,448	$(76,999)	$—	$3,451
Share based compensation	—	—	69,675	—	612	—	—	612
Net loss	—	—	—	—	—	(3,465)	—	(3,465)
Balance at June 30, 2022	250,000	$—	1,475,652	$2	$81,060	$(80,464)	$—	$598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(11,618)	$(3,465)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	38	612
Change in fair value of warrant liability	1,028	—
Issuance of common stock for licenses acquired	1,230	—
Research and development-licenses acquired, expense	2,000	—
Issuance of common stock to Fortress	72	—
Changes in operating assets and liabilities:
Other receivables - related party	(26)	90
Prepaid expenses and other current assets	68	(8)
Accounts payable and accrued expenses	(63)	(54)
Accrued licenses acquired	1,000	—
Accounts payable and accrued expenses - related party	33	(48)
Net cash used in operating activities	(6,238)	(2,873)

Cash flows from Investing Activities:
Purchase of research and development licenses	(2,000)	—
Net cash used in investing activities	(2,000)	—

Cash flows from Financing Activities:
Issuance of common stock, pre-funded warrants and warrants, net of offering costs - registered direct offering and private placement	3,101	—
Net cash provided by financing activities	3,101	—

Net change in cash and cash equivalents	(5,137)	(2,873)
Cash and cash equivalents, beginning of period	6,708	3,763
Cash and cash equivalents, end of period	$1,571	$890

Supplemental cash flow information:
Unpaid research and development licenses acquired	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA"), intravenous tramadol ("IV tramadol") for the management of acute post-operative pain, and BAER-101 for the treatment of CNS diseases. We may in the future acquire additional product candidates.

Reverse Stock Split

As a result of the reverse stock split effective on September 23, 2022, every 15 shares of common stock outstanding immediately prior to the effectiveness of the reverse stock split were combined and converted into one share of common stock without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. In connection with the reverse stock split, the holders of a majority of the voting power of our capital stock executed a written consent approving the reduction of the number of authorized shares of Common Stock immediately after the reverse stock split from 50,000,000 to 20,000,000 shares, which reduction became effective on September 23, 2022. On February 2, 2023, following the approval of our Board of Directors and our stockholders at the Company’s 2022 annual meeting of stockholders, we filed an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 75,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $92.1 million. Due to uncertainties regarding future operations of the Company for a study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV tramadol, and the expansion of the Company’s development portfolio within neuroscience with the consummation of the transaction with Fortress for the acquisition of Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of the issuance of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022, which were included in the Company’s Annual Report on Form 10-K (the “2022 Form 10-K”) and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Intercompany activity is eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on ownership interests.

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Form 10-K.

Note 3 — Licenses/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the IV Tramadol License Agreement, Fortress purchased an exclusive license to IV tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its NDA. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV tramadol from the U.S. Food and Drug Administration ("FDA")as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

The Company is also obligated to issue shares of its common stock under the Subscription Agreement and make additional payments over the course of the AnnJi License Agreement including: reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, (which AnnJi is administering with Joint Steering Committee Oversight before assigning the Investigational New Drug Application ("IND") to the Company upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

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

In connection with execution of the AnnJi License Agreement, Avenue entered into a registration rights agreement with AnnJi (“AnnJi Registration Rights Agreement”), pursuant to which Avenue filed a registration statement to register the resale of the First Tranche Shares and Second Tranche Shares issued to AnnJi. The Company filed such registration statement on Form S-3 with the SEC on June 16, 2023, which was declared effective on June 27, 2023.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2022	$2,609	$—	$2,609
Fair value of warrants at issuance as of January 31, 2023	—	2,235	2,235
Change in fair value of warrants	1,458	(430)	1,028
Fair value of warrants outstanding as of June 30, 2023	$4,067	$1,805	$5,872

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

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027 and the January 2023 Warrants until exercise or expiration of the warrants on January 31, 2026. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 31, 2023 Registered Direct and Private Placement, the down-round price protection feature was used and the exercise price for the October 2022 Warrants was permanently adjusted to $1.55. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of  June 30, 2023.

The key inputs for the October 2022 Warrants for the Monte Carlo simulation and Black-Scholes model were as follows:

	June 30,	December 31,
	2023	2022
	(Black-Scholes	(Monte Carlo
	model)	simulation)
Stock price	$1.17	$1.16
Risk-free interest rate	4.13%	4.02%
Expected dividend yield	—	—
Expected term in years	4.3	4.8
Expected volatility	137%	93%

The key inputs for the January 2023 Warrants using the Black-Scholes model were as follows:

		January 31,
		2023
	June 30,	(Initial
	2023	measurement)
Stock price	$1.17	$1.38
Risk-free interest rate	4.49%	3.90%
Expected dividend yield	—	—
Expected term in years	2.6	3.0
Expected volatility	162%	160%

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accounts payable	$446	$129
Accrued employee compensation	154	199
InvaGen contingent fee	—	208
Accrued contracted services and other	286	413
Total accounts payable and accrued expenses	$886	$949

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

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “Fortress-Avenue MSA”) with Avenue pursuant to which Fortress provides advisory and consulting services to Avenue pursuant to the terms thereof. The Fortress-Avenue MSA contained an initial five-year term and shall be automatically extended for additional five-year periods unless Fortress or the Company provides written notice of its desire not to automatically extend the term of the Fortress-Avenue MSA at least 90 days prior to the applicable expiration date. Services provided under the Fortress-Avenue MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, Avenue will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100.0 million at the beginning of the calendar year. The Fortress-Avenue MSA fee was reinstated upon the consummation of the InvaGen Share Repurchase Agreement and termination of any prior investment agreements between InvaGen, Avenue and Fortress.

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

The Avenue-Baergic MSA has an effective date of March 9, 2017, pursuant to which Avenue renders management, advisory and consulting services to the Company. The Avenue-Baergic MSA has an initial term of five years and is automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the Avenue-Baergic MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Baergic’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Baergic with accountants, attorneys, financial advisors and other professionals (collectively, the “Avenue Services”). Baergic is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Avenue, provided those services are offered at market prices. However, Baergic is not obligated to take or act upon any advice rendered from Avenue and Avenue shall not be liable for any of its actions or inactions based upon their advice. Pursuant to the Avenue-Baergic MSA and Baergic’s Certificate of Incorporation, Avenue and its affiliates, including all members of Baergic’s Board of Directors, will have no fiduciary or other duty to communicate or present any corporate opportunities to Baergic or to refrain from engaging in business that is similar to that of Baergic. In consideration for the Avenue Services, Baergic will pay Avenue an annual consulting fee of $0.5 million (the “Avenue-Baergic Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Avenue-Baergic Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Baergic has net assets in excess of $100 million at the beginning of the calendar year.

Shared Services Agreement with Urica Therapeutics

Effective February 1, 2023, and amended on April 30, 2023, the Company and Urica entered into a sharing arrangement for a certain Avenue employee to be shared with Urica. During the arrangement, Urica has the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until July 31, 2023 and can be extended for consecutive three-month periods. The amounts reimbursable to Avenue was $39,634 and $66,762 for the three and six months ended June 30, 2023. The amounts were recorded as a reduction in research and development expenses on the Company’s consolidated statements of operations. The amount due to the Company as of June 30, 2023 that is related to the shared services agreement is $26,025 and is included in “Other receivables – related party” on the Company’s consolidated balance sheets.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,
	2023	2022
Unvested restricted stock units/awards	98,137	21,412
Warrants	6,078,132	—
Options	1,685,000	—
Class A Preferred shares	16,666	16,666
Total potential dilutive effect	7,877,935	38,078

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 3,352,489 shares at June 30, 2023.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2023:

Weighted
Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	—	$—	—	$—
Granted	1,685,000	$1.14	10.0	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2023	1,685,000	$1.14	10.0	$51
Expected to vest	1,685,000	$1.14	10.0	$51
Exercisable	—	$—	—	$—

There were no options granted in the first three months of 2023 or for the six month period ending June 30, 2022. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of June 30, 2023, the total compensation cost related to non-vested options awards not yet recognized is approximately $1.7 million with a weighted average remaining vesting period of 1.6 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Six Months Ended June 30,
	2023	2022
Volatility	124.9 - 125.7%	—%
Expected term (in years)	5.8 - 5.9	—
Risk-free rate	4.1%	—%
Expected dividend yield	—%	—%

Restricted Stock Units ("RSU") and Restricted Stock Awards ("RSA")

The following table summarizes the aggregate RSU and RSA activity during the six months ended June 30, 2023:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
	(in thousands)
Unvested balance at December 31, 2022	13,137	$12.08
Unvested balance at March 31, 2023	13,137	$12.08
Granted	85,000	1.14
Unvested balance at June 30, 2023	98,137	$2.60

At June 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. This amount does not include, as of June 30, 2023, 3,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Research and development	$6	$18	$6	$289
General and administrative	21	25	32	323
Total stock-based compensation expense	$27	$43	$38	$612

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2023 and 2022:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2022	4,137,916	$3.30	$1
Granted	3,432,598	0.88	—
Exercised	(400,083)	—	—
Outstanding, March 31, 2023	7,170,431	$1.32	1,272
Exercised	(1,092,299)	—	—
Outstanding, June 30, 2023	6,078,132	$1.55	$1

There was no warrant activity for the 6 months ended June 30, 2022.

Capital Raises

January 2023 Registered Direct and Private Placement

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

On January 27, 2023, the Company also entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Private Placement”) of the January 2023 Warrants to purchase 1,940,299 shares of common stock. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell the January 2023 Warrants at an offering price of $0.125 per January 2023 Warrant to purchase one share of common stock. The January 2023 Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the January 2023 Warrants), are exercisable immediately after issuance and will expire three years from the date on which the January 2023 Warrants become exercisable. The January 2023 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Private Placement closed on January 31, 2023, concurrently with the Registered Offering. The gross proceeds to us from the Private Placement, before deducting placement agent fees and other estimated offering expenses payable by us, were approximately $0.24 million.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, we agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the January 2023 Registered Direct and Private Placement, we made a payment of $0.2 million to InvaGen on February 3, 2023.

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

Our net loss for the six months ended June 30, 2023 and 2022 was approximately $11.6 million and $3.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $92.1 million. Substantially all our net losses resulted from costs incurred in connection with the ongoing AJ201 Phase 1b/2a clinical trial, our research and development program of IV tramadol, and from general and administrative costs associated with our operations.

We expect to continue to incur research and development costs, increased general and administrative related costs and operating losses for at least the next several years as we continue to progress the development of our product candidates.

We intend to obtain additional capital through the sale of debt or equity financings or other arrangements including partnering our assets to fund our operations, research and development activity or regulatory approval activity; however, there can be no assurance that we will be able to raise the necessary capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of our common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

In connection with the signing of the AnnJi License Agreement, the Company agreed to issue 831,618 shares of its common stock to AnnJi (the “First Tranche Shares”), and then to issue an additional 276,652 shares of Common Stock upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (the “Second Tranche Shares” and, together with the First Tranche Shares, the “Consideration Shares”). The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. The Company and AnnJi entered into a subscription agreement, dated as of February 28, 2023 (the “Subscription Agreement”) that provides for the issuance of First Tranche Shares, which contains customary representations and warranties of the Company and AnnJi, respectively, and is subject to customary closing conditions. The Company and AnnJi will enter into a subsequent subscription agreement, in substantially the same form as the Subscription Agreement, with respect to the issuance of the Second Tranche Shares. In connection with the execution of the AnnJi License Agreement, we entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement to register the resale of the Consideration Shares. The Company filed such registration statement on Form S-3 on June 16, 2023, and the registration statement was subsequently declared effective by the SEC on June 27, 2023

In July 2023, we announced the first patient was dosed in the Phase 1b/2a trial of AJ201 for the treatment of SBMA. The 12-week, multicenter, randomized, double-blind trial is expected to enroll approximately 24 patients, randomly assigned to AJ201 (600mg/day) or placebo. The primary endpoint of the study is to assess safety and tolerability of AJ201 in subjects with clinically and genetically defined SBMA. Secondary endpoints include pharmacodynamic data measuring change from baseline in mutant androgen receptor protein levels in skeletal muscle and changes in the fat and muscle composition as seen on MRI scans. Further details on the study can be found using the ClinicalTrials.gov identifier NCT05517603. Information on clinicaltrials.gov does not constitute part of this Quarterly Report on Form 10-Q.

IV Tramadol

In February 2022, we had our Advisory Committee meeting with the U.S. Food and Drug Administration ("FDA") regarding IV tramadol. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. In March 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. In August 2022, the Company participated in a Type A Meeting with the FDA Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) regarding a briefing document submitted that presented a study design the Company believed would have the potential to address the comments and deficiencies noted in the Letter. The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. We incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol.

The Company participated in a Type C meeting with the FDA in March 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. We announced in April 2023 that the Company has received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicate that the FDA and the Company are in agreement with a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes indicate that the FDA also agrees that a successful study will support the submission of a complete response to the second Complete Response Letter for IV tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the DAAAP.

In July 2023, the Company announced alignment with the FDA on key elements of the Phase 3 safety study, including the primary endpoint and statistical analysis approach. The non-inferiority study is designed to assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine.

The study will randomize post bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of respiratory depression.

We expect to submit the revised protocol to the FDA including the statistical plan, which reflects the study design previously discussed, for final review. Pending additional financing, we aim to initiate the Phase 3 safety study as soon as feasible.

BAER-101

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic was acquired by the Company pursuant to a stock contribution agreement (the “Contribution Agreement”) with Fortress, in order to strategically align with Avenue’s goals of building a rare and neurologic pipeline. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator. BAER-101 (formally known as AZD7325) was originally developed by AstraZeneca and has an established safety profile in early clinical trials including over 700 patients.

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rate from Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally.

Under the Contribution Agreement, Fortress also agreed to assign to us certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement.

Reverse Stock Split

On September 23, 2022, the Company effected a 1-for-15 reverse stock split of its common stock (the “Reverse Stock Split”) without any change in the par value per share of the common stock. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Resale Registration Statement

In connection with the previously disclosed January 2023 registered direct and private placement transactions, we entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement to register the resale of the shares issuable upon exercise of the private placement warrants. The Company filed such registration statement on Form S-1 on April 11, 2023, and the registration statement was subsequently declared effective by the SEC on May 3, 2023.

Nasdaq Deficiency Letter

On May 19, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. Our failure to comply with the Stockholders’ Equity Requirement was based on the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, reporting the stockholders’ equity of negative $2,157,000. Pursuant to the Nasdaq Letter, we had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. On July 3, 2023, we submitted a compliance plan (the “Compliance Plan”) to Nasdaq.

Increase in Authorized Shares

On February 2, 2023, following the approval of our Board and our stockholders at the Company’s 2022 annual meeting of stockholders, we filed an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 75,000,000 shares.

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

Results of Operations

General

At June 30, 2023, we had an accumulated deficit of $92.1 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2023 and 2022

	For The Three Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$3,027	$151	$2,876	1905%
General and administrative	896	454	442	97%
Loss from operations	(3,923)	(605)	(3,318)	548%

Other income (expense)
Interest income	57	1	56	5600%
Change in fair value of warrant liabilities	(150)	—	(150)	—%
Total other income (expense)	(93)	1	(94)	(9400)%
Net Loss	$(4,016)	$(604)	$(3,412)	565%

Net loss attributable to non-controlling interests	9	—	9	—%
Net loss attributable to common stockholders	(4,007)	(604)	(3,403)	563%

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

For the three months ended June 30, 2023 and 2022, research and development expenses were $3.0 million and $0.2 million, respectively. The increase of $2.8 million is primarily associated with a $2.6 million increase in AJ201 clinical study expenses, $0.1 million increase in BAER-101 pre-clinical study expense and $0.1 million Fortress-Avenue MSA fee.

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

For the three months ended June 30, 2023 and 2022, general and administrative expenses were $0.9 million and $0.5 million, respectively. The increase of $0.4 million is primarily related to $0.2 million of professional fees, $0.1 million in salary expense and $0.1 million Fortress-Avenue MSA fee.

Interest Income

Interest income was $57,000 and $1,000 for the three months ended June 30, 2023 and 2022, respectively. The increase in interest income was due to the increase in cash and higher interest rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a loss of $0.2 million and $0 for the three months ended June 30, 2023 and June 30, 2022, respectively. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Comparison of the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$4,242	$1,959	$2,283	117%
Research and development – licenses acquired	4,230	—	4,230	—%
General and administrative	1,880	1,509	371	25%
Loss from operations	(10,352)	(3,468)	(6,884)	199%

Interest income	94	3	91	3033%
Financing costs – warrant liabilities	(332)	—	(332)	—%
Change in fair value of warrant liabilities	(1,028)	—	(1,028)	—%
Net Loss	$(11,618)	$(3,465)	$(8,153)	235%

Net loss attributable to non-controlling interests	75	—	75	—%
Net loss attributable to common stockholders	(11,543)	(3,465)	(8,078)	233%

Research and Development Expenses

For the six months ended June 30, 2023 and 2022, research and development expenses were $4.2 million and $2.0 million, respectively. The increase of $2.2 million is primarily associated with an increase of $3.5 million in AJ201 clinical study expenses offset by a decrease of $0.9 million in IV tramadol advisory committee preparation and costs, $0.2 million in bonus costs and $0.2 million in non-cash stock compensation costs.

For the six months ended June 30, 2023 and 2022, research and development - licenses acquired expenses were $4.2 million and $0, respectively. The increase of $4.2 million is primarily associated with the AnnJi License Agreement which includes a $3.0 million cash license expense and $1.2 million expense for the fair value of the First Tranche Shares and Second Tranche Shares.

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

General and Administrative Expenses

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $1.9 million and $1.5 million, respectively. The increase of $0.4 million is primarily related to $0.2 million of professional fees, $0.1 million Fortress-Avenue MSA fee and $0.1 million in salary expense.

Interest Income

Interest income was $94,000 and $3,000 for the six months ended June 30, 2023 and 2022, respectively. The increase in interest income was due to the increase in cash and higher interest rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a loss of $1.0 million and $0 for the six months ended June 30, 2023 and June 30, 2022, respectively. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2023, we had a cash and cash equivalents balance of $1.6 million and accumulated deficit of $92.1 million. We do not believe that our cash is sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Recently Adopted and Issued Accounting Pronouncements

As of June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company's present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30,
($ in thousands)	2023	2022
Total cash and cash equivalents provided by (used in):
Operating activities	$(6,238)	$(2,873)
Investing activities	(2,000)	—
Financing activities	3,101	—
Net increase in cash and cash equivalents	$(5,137)	$(2,873)

Operating Activities

Net cash and cash equivalents used in operating activities was $6.2 million for the six months ended June 30, 2023, primarily comprised of our $11.6 million net loss partially offset by an increase in operating assets and liabilities of $1.0 million, $2.0 million in research and development AJ201 license expense, $1.2 million in stock issuance for licenses acquired, $1.0 million change in fair value of warrant liability and $0.1 million in common share issuance to Fortress.

Net cash and cash equivalents used in operating activities was $2.9 million for the six months ended June 30, 2022, primarily comprised of our $3.5 million net loss partially offset by $0.6 million in share based compensation.

Investing Activities

Net cash and cash equivalents used in investing activities was $2.0 million for the six months ended June 30, 2023, primarily comprised of the $2.0 million AJ201 license payment.

Financing Activities

Net cash and cash equivalents provided by financing activities was $3.1 million for the six months ended June 30, 2023, primarily comprised of the $3.1 million Registered Direct and Private Placement on January 31, 2023.

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

With respect to the quarter ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 11, 2023	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: August 11, 2023	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)