Form 10-Q
period 2023-09-30
AVENUE THERAPEUTICS, INC.
filed 2023-11-13
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 8, 2023
Common Stock, $0.0001 par value	13,247,622

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended September 30, 2023

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$161	$6,708
Other receivables - related party	13	—
Deferred financing costs	310	—
Prepaid expenses and other current assets	18	137
Total assets	$502	$6,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,460	$949
Accounts payable and accrued expenses - related party	264	21
Warrant liability	3,300	2,609
Total current liabilities	5,024	3,579

Total liabilities	5,024	3,579

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock ($0.0001 par value), 75,000,000 shares authorized
Common shares, 8,964,222 and 4,773,841 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	87,917	84,456
Accumulated deficit	(91,568)	(80,551)
Total stockholders’ equity attributed to the Company	(3,650)	3,905

Non-controlling interests	(872)	(639)
Total stockholders’ equity (deficit)	(4,522)	3,266
Total liabilities and stockholders’ equity	$502	$6,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$907	$194	$5,149	$2,153
Research and development – licenses acquired	—	—	4,230	—
General and administrative	1,161	469	3,042	1,978
Loss from operations	(2,068)	(663)	(12,421)	(4,131)

Other income (expense):
Interest income	9	1	104	4
Financing costs – warrant liabilities	—	—	(332)	—
Change in fair value of warrant liabilities	2,572	—	1,544	—
Total other income (expense)	2,581	1	1,316	4
Net income (loss)	$513	$(662)	$(11,105)	$(4,127)

Net income (loss) attributable to non-controlling interests	(13)	—	(88)	—
Net income (loss) attributable to common stockholders	$526	$(662)	$(11,017)	$(4,127)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.06	$(0.45)	$(1.54)	$(2.86)
Diluted	$0.06	$(0.45)	$(1.54)	$(2.86)

Weighted average number of common shares outstanding:
Basic	8,114,155	1,465,691	7,155,050	1,441,542
Diluted	8,200,069	1,465,691	7,155,050	1,441,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended September 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at June 30, 2023	250,000	$—	7,920,485	$1	$86,757	$(92,094)	$(810)	$(6,146)
Share based compensation	—	—	—	—	561	—	—	561
Shares issued in a private placement offering	—	—	767,085	—	550	—	—	550
Issuance of common stock for license expense	—	—	276,652	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	49	—	(49)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Net income attributable to common stockholders	—	—	—	—	—	526	—	526
Balance at September 30, 2023	250,000	$—	8,964,222	$1	$87,917	$(91,568)	$(872)	$(4,522)

Nine Months Ended September 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	4,773,841	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	599	—	—	599
Issuance of common stock to Fortress	—	—	374,644	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	448,000	1	865	—	—	866
Issuance of common stock for license expense	—	—	1,108,270	—	1,230	—	—	1,230
Exercise of warrants	—	—	1,492,382	—	—	—	—	—
Shares issued in a private placement offering	—	—	767,085	—	550	—	—	550
Non-controlling interest in subsidiaries	—	—	—	—	145	—	(145)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(88)	(88)
Net loss attributable to common stockholders	—	—	—	—	—	(11,017)	—	(11,017)
Balance at September 30, 2023	250,000	$—	8,964,222	$1	$87,917	$(91,568)	$(872)	$(4,522)

Three months ended September 30, 2022

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at June 30, 2022	250,000	$—	1,475,608	$2	$81,060	$(80,464)	$—	$598
Reverse stock split adjustment	—	—	—	(2)	2	—	—	—
Share based compensation	—	—	5,831	—	25	—	—	25
Net loss	—	—	—	—	—	(662)	—	(662)
Balance at September 30, 2022	250,000	$—	1,481,439	$—	$81,087	$(81,126)	$—	$(39)

Nine Months Ended September 30, 2022

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2021	250,000	$—	1,405,934	$2	$80,448	$(76,999)	$—	$3,451
Reverse stock split adjustment	—	—	—	(2)	2	—	—	—
Share based compensation	—	—	75,505	—	637	—	—	637
Net loss	—	—	—	—	—	(4,127)	—	(4,127)
Balance at September 30, 2022	250,000	$—	1,481,439	$—	$81,087	$(81,126)	$—	$(39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(11,105)	$(4,127)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	599	637
Change in fair value of warrant liability	(1,544)	—
Issuance of common stock for licenses acquired	1,230	—
Research and development - licenses acquired	3,000
Issuance of common stock to Fortress	72	—
Changes in operating assets and liabilities:
Other receivables - related party	(13)	90
Prepaid expenses and other current assets	119	87
Accounts payable and accrued expenses	511	(97)
Deferred financing costs	(239)	—
Accounts payable and accrued expenses - related party	243	(17)
Net cash used in operating activities	(7,127)	(3,427)

Cash flows from investing activities:
Purchase of research and development licenses	(3,000)	—
Net cash used in investing activities	(3,000)	—

Cash flows from financing activities:
Issuance of common stock, pre-funded warrants and warrants, net of offering costs - registered direct offering and private placement	3,101	—
Shares issued in a private placement offering	550	—
Deferred financing costs	(71)	(119)
Net cash provided by (used in) financing activities	3,580	(119)

Net change in cash and cash equivalents	(6,547)	(3,546)
Cash and cash equivalents, beginning of period	6,708	3,763
Cash and cash equivalents, end of period	$161	$217

Supplemental cash flow information:
Unpaid financing costs	$239	$219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA", also known as Kennedy's Disease), intravenous tramadol ("IV tramadol") for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

Reverse Stock Split

As a result of the reverse stock split effective on September 23, 2022, every 15 shares of common stock outstanding immediately prior to the effectiveness of the reverse stock split were combined and converted into one share of common stock without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. In connection with the reverse stock split, the holders of a majority of the voting power of Avenue's capital stock executed a written consent approving the reduction of the number of authorized shares of common stock immediately after the reverse stock split from 50,000,000 to 20,000,000 shares, which reduction became effective on September 23, 2022. On February 2, 2023, following the approval of Avenue's Board of Directors and Avenue's stockholders at the Company’s 2022 annual meeting of stockholders, the Avenue filed an amendment to Avenue's Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 75,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $91.6 million. Due to uncertainties regarding future operations of the Company for a study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV tramadol, and the expansion of the Company’s development portfolio within neuroscience with the consummation of the transaction with Fortress for the acquisition of Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of the issuance of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The Company’s unaudited condensed consolidated financial statements include the results of the Company’s subsidiary for which the Company maintains voting control but does not own 100% of the outstanding equity. The Company records net loss attributable to non-controlling interests in its consolidated statements of operations and presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets. All intercompany income and/or expense items are eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on ownership interests as calculated quarterly for the subsidiary.

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

Note 3 — Licenses/Supplier Agreements

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the IV Tramadol License Agreement, Fortress purchased an exclusive license to IV tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, and on June 17, 2015, Fortress paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. In December 2019, $1.0 million became due to Revogenex in accordance with the Company’s submission of its NDA. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV tramadol from the U.S. Food and Drug Administration ("FDA") as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

AnnJi License Agreement

On February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby the Company obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of SBMA, also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, the Company agreed to pay $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1.0 million was paid on September 8, 2023.

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

In connection with the signing of the AnnJi License Agreement, the Company issued 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) at a fair value of $0.9 million on March 30, 2023. The Company issued 276,652 shares of common stock ("Second Tranche Shares"), recorded at a fair value of $0.3 million, on September 26, 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. The fair value was calculated based on the closing price of the Company's stock as of February 28, 2023, the date the Company entered into the license agreement. The Company and AnnJi entered into a Subscription Agreement, dated as of February 28, 2023, that provided for the issuance of First Tranche Shares which were issued March 30, 2023. In the event that the common stock of the Company ceases to be traded on a national securities exchange, AnnJi has the right to sell common stock of the Company back to the Company at a price of $2.10 per share subject to the terms in the AnnJi License Agreement.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2022	$2,609	$—	$2,609
Fair value of warrants at issuance as of January 31, 2023	—	2,235	2,235
Change in fair value of warrants	(291)	(1,253)	(1,544)
Fair value of warrants outstanding as of September 30, 2023	$2,318	$982	$3,300

Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities (Warrants as described in Note 8). The Company's outstanding common stock warrants issued in connection with the equity offering completed in October 2022 ( “October 2022 Warrants”) and January 2023 ( "January 2023 Warrants") are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The Company used a Monte Carlo simulation approach, which allows to factor in the effect of a down-round protection feature, to value the October 2022 Warrants at the time of issuance on October 11, 2022 and for the period ending December 31, 2022. The Black-Scholes model was used to value the January 2023 Warrants at the time of issuance on January 31, 2023. The approach required management to estimate inputs including expected volatility and expected term, and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027 and the January 2023 Warrants until exercise or expiration of the warrants on January 31, 2026. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 2023 Registered Direct and Private Placement, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $1.55, which was the offering price for the January 2023 Registered Direct and Private Placement. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of  September 30, 2023.

The key inputs for the October 2022 Warrants for the Monte Carlo simulation and Black-Scholes model were as follows:

	September 30,	December 31,
	2023	2022
	(Black-Scholes	(Monte Carlo
	model)	simulation)
Stock price	$0.71	$1.16
Risk-free interest rate	4.60%	4.02%
Expected dividend yield	—	—
Expected term in years	4.0	4.8
Expected volatility	141%	93%

The key inputs for the January 2023 Warrants using the Black-Scholes model were as follows:

		January 31,
		2023
	September 30,	(Initial
	2023	measurement)
Stock price	$0.71	$1.38
Risk-free interest rate	5.03%	3.90%
Expected dividend yield	—	—
Expected term in years	2.4	3.0
Expected volatility	165%	160%

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accounts payable	$296	$129
Accrued employee compensation	230	199
InvaGen contingent fee	—	208
Accrued contracted services and other	934	413
Total accounts payable and accrued expenses	$1,460	$949

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

Shared Services Agreement with Urica Therapeutics

Effective February 1, 2023, and amended on April 30, 2023, the Company and Urica entered into a sharing arrangement for a certain Avenue employee to be shared with Urica. During the arrangement, Urica has the authority to supervise the Avenue employee and will reimburse the Company for the employee’s salary and salary-related costs. The term of this agreement lasted until July 31, 2023 and can be extended for consecutive three-month periods. The amounts reimbursable to Avenue was $13,229 and $79,991 for the three and nine months ended September 30, 2023. The amounts were recorded as a reduction in research and development expenses on the Company’s consolidated statements of operations. The amount due to the Company as of September 30, 2023 that is related to the shared services agreement is $13,229 and is included in “Other receivables – related party” on the Company’s consolidated balance sheets.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Nine Months Ended
	September 30,
	2023	2022
Unvested restricted stock units/awards	98,137	13,145
Warrants	6,078,132	—
Options	1,685,000	—
Class A Preferred shares	16,666	16,666
Total potential dilutive effect	7,877,935	29,811

Note 8 - Stockholders' Equity

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and an amendment to the plan to increase the number of authorized shares issuable to 266,666 shares was approved by the Company's stockholders in December 2021. The 2015 Incentive Plan was amended again to increase the number of authorized shares issuable to 5,266,666 shares and approved by the Company's stockholders on January 30, 2023. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 5,266,666 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 3,352,489 shares at September 30, 2023.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2023:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	—	$—	—	$—
Granted	1,685,000	$1.14	10.0	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at Balance at September 30, 2023	1,685,000	$1.14	9.7	$—
Expected to vest	1,422,500	$1.14	9.7	$—
Exercisable	262,500	$1.14	9.7	$—

There were no options granted or outstanding in the nine month period ending September 30, 2022. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of September 30, 2023, the total compensation cost related to non-vested options awards not yet recognized is approximately $1.2 million with a weighted average remaining vesting period of 1.8 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Volatility	124.9 - 125.7%	—%
Expected term (in years)	5.8 - 5.9	—
Risk-free rate	4.1%	—%
Expected dividend yield	—%	—%

Restricted Stock Units ("RSU") and Restricted Stock Awards ("RSA")

The following table summarizes the aggregate RSU and RSA activity during the nine months ended  September 30, 2023:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
	(in thousands)
Unvested balance at December 31, 2022	13,137	$12.08
Unvested balance at March 31, 2023	13,137	$12.08
Granted	85,000	1.14
Unvested balance at June 30, 2023	98,137	$2.60
Unvested balance at September 30, 2023	98,137	$2.60

At September 30, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. This amount does not include, as of September 30, 2023, 3,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Research and development	$144	$8	$150	$297
General and administrative	417	17	449	340
Total stock-based compensation expense	$561	$25	$599	$637

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2023 and 2022:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2022	4,137,916	$3.30	$1
Granted	3,432,598	0.88	—
Exercised	(400,083)	—	—
Outstanding, March 31, 2023	7,170,431	$1.32	1,272
Exercised	(1,092,299)	—	—
Outstanding, June 30, 2023	6,078,132	$1.55	$1
Outstanding, September 30, 2023	6,078,132	$1.55	$1

There were no outstanding warrants during the nine months ended September 30, 2022.

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

On January 27, 2023, the Company also entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Private Placement”) of the January 2023 Warrants to purchase 1,940,299 shares of common stock. Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell the January 2023 Warrants at an offering price of $0.125 per January 2023 Warrant to purchase one share of common stock. The January 2023 Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the January 2023 Warrants), are exercisable immediately after issuance and will expire three years from the date on which the January 2023 Warrants become exercisable. The January 2023 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Private Placement closed on January 31, 2023, concurrently with the Registered Offering. The gross proceeds to the Company from the Private Placement, before deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $0.24 million.

September 2023 Private Placement

On September 8, 2023, the Company entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company (Dr. Rosenwald and Fortress, together, the “Private Placement Investors”), pursuant to which the Company agreed to issue and sell 767,085 shares (the “September 2023 Private Placement Shares”) of common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of approximately $550,000 in a private placement transaction (the “September 2023 Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the SEC thereunder. The shares were purchased by the Private Placement Investors at a price per September 2023 Private Placement Share of $0.717, which was the “consolidated closing bid price” of the Common Stock on the Nasdaq Capital Market as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The gross proceeds to the Company from the September 2023 Private Placement, before deducting estimated offering expenses payable by the Company, were approximately $550,000. The Company did not incur any underwriting or placement agent fees associated with the September 2023 Private Placement. The Company intends to use the net proceeds from the September 2023 Private Placement for working capital and other general corporate purposes.

In connection with the September 2023 Private Placement, the Company entered into a registration rights letter agreement (the “Registration Rights Letter Agreement”) with the Private Placement Investors. Pursuant to the Registration Rights Letter Agreement, the Company will be required to file, on or prior to September 8, 2024 (the “Private Placement Filing Date”), a resale registration statement (the “Private Placement Resale Registration Statement”) with the SEC to register the resale of the September 2023 Private Placement Shares.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the January 2023 Registered Direct and Private Placement, the Company made a payment of $0.2 million to InvaGen on February 3, 2023.

Note 9 - Subsequent Events

November 2023 Public Offering

In November 2023, Avenue closed on a public offering of the issuance and sale of an aggregate of 16,633,400 units at a purchase price of $0.3006 per unit. Each unit consists of (i) one share of common stock (or pre-funded warrant in lieu of), and (ii) one Series A warrant to purchase one share of commons stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring five years following the issuance date, and (iii) one Series B warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring eighteen months following the issuance date. The total gross proceeds from the offering were approximately $5.0 million with net proceeds of approximately $3.9 million after deducting placement agent fees and other transaction costs. In connection with the closing of the November 2023 public offering, the Company owes a fee of approximately $0.3 million to InvaGen.

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA", also known as Kennedy's Disease), intravenous tramadol ("IV tramadol") for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

Our net loss for the nine months ended September 30, 2023 and 2022 was approximately $11.1 million and $4.1 million, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $91.6 million. Substantially all our net losses resulted from costs incurred in connection with the ongoing AJ201 Phase 1b/2a clinical trial, our research and development program of IV tramadol, and from general and administrative costs associated with our operations.

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

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company paid an initial cash license fee of $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1.0 million was paid on September 8, 2023. The Company is also obligated to issue shares of its common stock under the Subscription Agreement (described below) and make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

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

In September 2023, we announced the eighth patient was enrolled and pursuant to the License Agreement, we issued the Second Tranche Shares to AnnJi.

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

We have submitted the revised protocol to the FDA including the statistical plan, which reflects the study design previously discussed, for final review. Pending additional financing, we aim to initiate the Phase 3 safety study as soon as feasible.

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

On September 27, 2023, we received a letter from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the bid price of the Company’s common stock had closed below $1.00 per share for 30 consecutive business days, and that, therefore, we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum-Bid Price Requirement”), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market.

Nasdaq’s notice has no immediate effect on the listing of the common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are afforded a 180-calendar day grace period, through March 25, 2024, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days, although the Staff may, in its discretion, require compliance for a longer period of time (generally no more than 20 consecutive business days) during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by March 25, 2024, we may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on The Nasdaq Stock Market, other than the market value of publicly held shares requirement, and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We are closely monitoring the closing bid price of the common stock and consider all available options to remedy the bid price deficiency, but no decision regarding any action has yet been made.

September 2023 Private Placement

 On September 8, 2023, we entered into an agreement with Fortress Biotech, Inc., the holder of a majority of the voting power of the Company's capital stock ("Fortress"), and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company, pursuant to which the Company agreed to issue and sell 767,085 shares of common stock of the Company, par value $0.0001 per share for an aggregate purchase price of approximately $550,000 in a private placement transaction (the "Private Placement") exempt from the registration requirements of the Securities Act of 1933. The shares were purchased by Fortress and Dr. Lindsay A. Rosenwald at a price per share of $0.717, which was the "consolidated closing bid price" of the common stock on the Nasdaq Capital Market as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The gross proceeds from the Private Placement, before deducting estimated offering expenses payable by us, were approximately $550,000. We did not incur any underwriting or placement agent fees associated with the Private Placement.

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

Results of Operations

General

At September 30, 2023, we had an accumulated deficit of $91.6 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2023 and 2022

	For The Three Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$907	$194	$713	368%
General and administrative	1,161	469	692	148%
Loss from operations	(2,068)	(663)	(1,405)	212%

Other income (expense):
Interest income	9	1	8	800%
Change in fair value of warrant liabilities	2,572	—	2,572	—%
Total other income	2,581	1	2,580	258000%
Net income (loss)	$513	$(662)	$1,175	(177)%

Net loss attributable to non-controlling interests	(13)	—	(13)	—%
Net income (loss) attributable to common stockholders	526	(662)	1,188	(179)%

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

For the three months ended September 30, 2023 and 2022, research and development expenses were $0.9 million and $0.2 million, respectively. The increase of $0.7 million is primarily associated with a $0.5 million increase in AJ201 clinical study expenses, $0.1 million Fortress-Avenue MSA fee and $0.1 million in non-cash stock compensation costs.

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

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $1.2 million and $0.5 million, respectively. The increase of $0.7 million is primarily related to $0.4 million in non-cash stock compensation costs, $0.1 million of professional fees, $0.1 million in salary expense and $0.1 million Fortress-Avenue MSA fee.

Interest Income

Interest income was $9,000 and $1,000 for the three months ended September 30, 2023 and 2022, respectively. The increase in interest income was due to the higher interest rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $2.6 million and $0 for the three months ended September 30, 2023 and 2022, respectively. We issued warrants to purchase common stock that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$5,149	$2,153	$2,996	139%
Research and development – licenses acquired	4,230	—	4,230	—%
General and administrative	3,042	1,978	1,064	54%
Loss from operations	(12,421)	(4,131)	(8,290)	201%

Other income (expense):
Interest income	104	4	100	2500%
Financing costs – warrant liabilities	(332)	—	(332)	—%
Change in fair value of warrant liabilities	1,544	—	1,544	—%
Total other income (expense)	1,316	4	1,312	25
Net loss	$(11,105)	$(4,127)	$(6,978)	$27

Net loss attributable to non-controlling interests	(88)	—	(88)	—%
Net loss attributable to common stockholders	(11,017)	(4,127)	(6,890)	167%

Research and Development Expenses

For the nine months ended September 30, 2023 and 2022, research and development expenses were $5.1 million and $2.2 million, respectively. The increase of $2.9 million is primarily associated with an increase of $4.0 million in AJ201 clinical study expenses and $0.2 million in BAER-101 costs offset by a decrease of $0.9 million in IV tramadol regulatory and consulting costs, $0.2 million in bonus costs and $0.2 million in non-cash stock compensation costs.

For the nine months ended September 30, 2023 and 2022, research and development - licenses acquired expenses were $4.2 million and $0, respectively. The increase of $4.2 million is primarily associated with the AnnJi License Agreement which includes a $3.0 million cash license expense and $1.2 million expense for the fair value of the First Tranche Shares and Second Tranche Shares.

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

General and Administrative Expenses

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $3.0 million and $2.0 million, respectively. The increase of $0.9 million is primarily related to $0.6 million of professional fees, $0.2 million Fortress-Avenue MSA fee, $0.1 million in non-cash stock compensation costs and $0.1 million in salary expense.

Interest Income

Interest income was $104,000 and $4,000 for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest income was due to higher cash balances and interest rates.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $1.5 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Liquidity and Capital Resources

Going Concern

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2023, we had a cash and cash equivalents balance of $0.2 million and accumulated deficit of $91.6 million. We do not believe that our cash is sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Recently Adopted and Issued Accounting Pronouncements

As of September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company's present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30,
($ in thousands)	2023	2022
Total cash and cash equivalents provided by (used in):
Operating activities	$(7,127)	$(3,427)
Investing activities	(3,000)	—
Financing activities	3,580	(119)
Net increase in cash and cash equivalents	$(6,547)	$(3,546)

Operating Activities

Net cash and cash equivalents used in operating activities was $7.1 million for the nine months ended September 30, 2023, primarily comprised of our $11.1 million net loss and $1.5 million change in fair value of warrant liability, partially offset by the $3.0 million AJ201 license payment, an increase in operating assets and liabilities of $0.6 million, $0.6 million in share-based compensation, $1.2 million in stock issuance for licenses acquired and $0.1 million in common share issuance to Fortress.

Net cash and cash equivalents used in operating activities was $3.4 million for the nine months ended September 30, 2022, primarily comprised of our $4.1 million net loss partially offset by $0.6 million in share-based compensation.

Investing Activities

Net cash and cash equivalents used in investing activities was $3.0 million for the nine months ended September 30, 2023, comprised of the $3.0 million AJ201 license payment.

Financing Activities

Net cash and cash equivalents provided by financing activities was $3.6 million for the nine months ended September 30, 2023, primarily comprised of $3.1 million from the January 2023 Registered Direct and Private Placement, $0.6 million from the September 2023 Private Placement, partially offset by $0.1 million of amounts paid due to expenses related to the November 2023 public offering.

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

With respect to the quarter ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
10.1	Form of Avenue Therapeutics, Inc. Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2023 (File No. 001-38114) and incorporated herein by reference.
10.1	Registration Rights Letter Agreement, dated September 8, 2023, by and among the Company and the purchaser parties thereto, filed as Exhibit 10.1 to Form 8-K filed on September 8, 2023 (File No. 001-38114) and incorporated herein by reference.
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 13, 2023	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: November 13, 2023	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)