Form 10-K
period 2023-12-31
AVENUE THERAPEUTICS, INC.
filed 2024-03-18
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $8,522,013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 1, 2024
Common Stock, $0.0001 par value	44,260,667

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of current or historical fact contained in this report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “project,” “will,” “would,” and similar expressions are generally intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

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

●	our ability to successfully develop, partner, or commercialize any of our current or future product candidates including AJ201, IV tramadol, and BAER-101;

●	the substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;

●	the significant losses we have incurred since inception and our expectation that we will continue to incur losses for the foreseeable future;

●

our need for substantial additional funding, which may not be available to us on acceptable terms, or at all, which unavailability could force us to delay, reduce, or eliminate our product development programs or commercialization efforts;

●	our reliance on third parties for several aspects of our operations;

●	our reliance on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities;

●	the possibility that we may not receive regulatory approval for any or all of our product candidates, or that such approval may be significantly delayed due to scientific or regulatory reasons;

●	the fact that even if one or more of our product candidates receives regulatory approval, they will remain subject to substantial regulatory scrutiny;

●	the effects of current and future laws and regulations relating to fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations;

●	the effects of competition for our product candidates and the potential for new products to emerge that provide different or better therapeutic alternatives for our targeted indications;

●	the possibility that the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates or any future products;

●	our ability to establish sales and marketing capabilities or to enter into agreements with third parties to market and sell our product candidates;

●	our exposure to potential product liability claims;

●	related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;

●

our ability to maintain compliance with the obligations under our intellectual property licenses and funding arrangements with third parties, without which licenses and arrangements we could lose rights that are important to our business;

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually; and

●	the risks described under the section titled “Risk Factors” in this Annual Report and in other filings we make with the Securities and Exchange Commission.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

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

Risks Pertaining to Our Business and Influence

●

We currently have no drug products for sale, but we are developing three drug product candidates, AJ201, BAER-101, and IV tramadol. We are dependent on the success of our product candidates and cannot guarantee that our product candidates will receive regulatory approval or be successfully commercialized.

●

If serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, we may need to abandon or limit our development of some of our product candidates.

●	There is no assurance that we will be able to successfully develop AJ201, BAER-101 or IV tramadol.

●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

●

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may have to delay, reduce or eliminate our product development programs or commercialization efforts.

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

●

We rely on third parties to manufacture our product candidates and will rely on third parties to manufacture any products for which we receive regulatory approval and their failure to produce them in the volumes that we require on a timely basis, to produce our products according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, create delays in the commercialization of our product candidates, if approved, the loss of potential revenues or an inability to meet market demand.

●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for our product candidates, or our approval may be significantly delayed due to scientific or regulatory reasons.

●	Even if one or more of our product candidates receives regulatory approval, which may not occur, it will remain subject to substantial regulatory scrutiny.

●

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

●	Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

●

If the Drug Enforcement Agency (“DEA”) decides to reschedule tramadol from a Schedule IV controlled substance to a more restrictive Schedule, our related clinical development and, if approved, regulatory approval could be delayed or prevented and, if approved, we could be subject to additional, more burdensome security requirements and quota system controls thereby losing IV tramadol's competitive advantage.

Risks Pertaining to the Commercialization of Product Candidates

●

We are subject to new legislation, regulatory proposals, and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market any products for which we receive regulatory approval, obtain collaborators, and raise capital.

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

●

If the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates, if approved, or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.

●

If we are unable to establish sales and marketing capabilities or to enter into agreements with third parties to market and sell our product candidates, if approved, we may not be successful in commercializing our product candidates if and when they are approved.

●

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates, or other product candidates we may license or acquire, and may have to limit their commercialization, if approved.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

●

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

Risks Pertaining to the Influence of Fortress Biotech, Inc. (“Fortress”)

●

Fortress controls a majority of the voting power of our outstanding capital stock and has the rights to receive significant share grants annually, which will result in dilution of our other stockholders and could reduce the value of our common stock.

●	We have entered into certain agreements with Fortress and may have received better terms from unaffiliated third parties.

PART I

Item 1.          Business

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”), intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

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

In November 2022, we completed a Share Contribution Agreement, dated May 11, 2022 (the “Share Contribution Agreement”) with Fortress Biotech, Inc (“Fortress”) to acquire the shares in Baergic Bio, Inc. (“Baergic”), which is developing BAER-101, a novel α2/3–subtype-selective gamma-aminobutyric acid ("GABA") A positive allosteric modulator (“PAM”). As a result, Baergic is a majority-controlled and owned subsidiary company of Avenue.

We have been developing IV tramadol since inception of the Company and prior to our initial public offering in 2017.

As used throughout this filing, the words “we”, “us” and “our” may refer to Avenue individually or together with our subsidiary, Baergic, each as dictated by context.

We are a majority-controlled subsidiary of Fortress.

Product Candidates Under Development

AJ201

AJ201 is a novel, first-in-class asset in development for the treatment of SBMA. It was designed to modify SBMA through multiple mechanisms, including degradation of the mutant androgen receptor ("AR") protein and stimulation of the Nrf1 and Nrf2 pathways, which are involved in protecting cells from oxidative stress that can lead to cell death.

AJ201 is currently being studied in a Phase 1b/2a multicenter, randomized, double-blind clinical trial in six clinical sites across the U.S., which aims to evaluate the safety, pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data and clinical response of AJ201 in patients suffering from SBMA. In July 2023, we announced the first patient was dosed in the Phase 1b/2a trial of AJ201. The 12-week, multicenter, randomized, double-blind Phase 1b/2a clinical trial of AJ201 enrolled 25 patients, randomly assigned to AJ201 (600 mg/day) or placebo. The primary endpoint of the study is to assess the safety and tolerability of AJ201 in subjects with clinically and genetically defined SBMA. Secondary endpoints include pharmacodynamic data measuring change from baseline in mutant AR protein levels in skeletal muscle and changes in the fat and muscle composition as seen on MRI scans, which are believed to be biomarkers indicating likelihood for longer term clinical improvement. Further details about this study can be found at ClinicalTrials.gov (Identifier: NCT05517603). Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

In January 2024, we announced the completion of enrollment for the Phase 1b/2a trial with topline data anticipated in the second quarter of 2024.

IV Tramadol

Under the terms of certain agreements described herein, we have an exclusive license with Revogenex to develop and commercialize IV tramadol in the United States. In 2016, we completed a pharmacokinetic study for IV Tramadol in healthy volunteers as well as an end of phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In the third quarter of 2017, we initiated a Phase 3 development program of IV Tramadol for the management of post-operative pain. In December 2019, we submitted a New Drug Application (“NDA”) under the 505(b)(2) regulatory pathway for IV tramadol and received a Complete Response Letter (the “First CRL”) from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV Tramadol. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, we announced that we had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding our NDA for IV tramadol. We submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, we received a written response from the OND of the FDA stating that the OND needed additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, a Joint Meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee was held. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. On August 31, 2022, the Company disclosed that, on June 17, 2022, following the receipt of the Appeal Denial Letter, the Company submitted a Type A Meeting Request and related briefing documents to the FDA. The meeting was granted by the Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) on June 27, 2022, and scheduled for August 9, 2022. The Company submitted a briefing document presenting a study design that the Company believed has the potential to address the comments and deficiencies noted in the Letter and sought the DAAAP’s guidance to refine the study design that would support a resubmission of a New Drug Application for the Company’s current lead product candidate, IV tramadol. The meeting on August 9, 2022 was a collaborative discussion on the study design and following the meeting, we incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol that could form the basis for the submission of a complete response to the Second CRL.

The Company participated in a Type C meeting with the FDA in March 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. We announced in April 2023 that the Company received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicate that the FDA and the Company are in agreement with a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes also indicated that the FDA agreed that a successful study would support the submission of a complete response to the second Complete Response Letter for IV tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the DAAAP.

In January 2024, we announced that we reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint. The final non-inferiority study is designed to assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post-bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Of note, IV tramadol demonstrated safety and efficacy in this same surgical model in two Phase 3 efficacy trials. Patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of opioid induced respiratory depression.

We plan to initiate the study as soon as possible, subject to having the necessary financing.

BAER-101 (novel α2/3–subtype-selective GABA A PAM)

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic was acquired by the Company in 2022 pursuant to a stock contribution agreement (the “Contribution Agreement”) with Fortress, in order to strategically align with Avenue’s goals of building a pipeline of product candidates designed to treat neurologic diseases. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator. BAER-101 (formerly known as AZD7325) was originally developed by AstraZeneca  in clinical trials including over 700 patients.

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rate from Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has been shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally.

Under the Contribution Agreement, Fortress also agreed to assign to us certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement.

Our Strategy

Our primary objective is to establish each of our product candidates as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the treatment of patients with neurologic diseases. The key elements of our strategy include:

●

Develop AJ201 for the treatment of SBMA and potentially other polyglutamine (polyQ)-related diseases. In February 2023, we licensed AJ201 for the treatment of SBMA and continue to work with the licensor in conducting the ongoing Phase 1b/2a multi-center trial in the United States that we believe could establish the drug’s safety, tolerability, pharmacokinetic, and pharmacodynamic profile. We intend to evaluate the data from the Phase 1b/2a trial and assess the development plan for a pivotal study in SBMA and also assess whether we can expand the drug for other polyQ diseases such as Huntington’s disease and spinocerebellar ataxias.

●

Obtain FDA approval of IV tramadol for the management of postoperative acute pain. In January 2024, we announced that we reached final agreement with the FDA on a Phase 3 safety study protocol and statistical analysis approach. The study will assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine with IV hydromorphone for rescue of breakthrough pain in approximately 300 post-bunionectomy patients. IV tramadol previously demonstrated safety and efficacy in the bunionectomy model in a Phase 3 efficacy trial. We intend to initiate the study as soon as possible, subject to having the necessary financing.

●

Develop BAER-101 for treatment of neurologic disorders including epilepsy and panic disorders. In November 2022, we acquired Baergic, which has a single asset in development called BAER-101 (formerly known as AZD7325) which has established a safety profile in over 700 patients and has also demonstrated efficacy in several preclinical models that may predict clinical efficacy in new indications.

●

Maintain, expand, and protect our intellectual property portfolio. We intend to expand and protect our intellectual property in product candidates designed to treat neurologic diseases and also continue to evaluate potential product candidates for license or other acquisition.

AJ201 and the SBMA Treatment Market

SBMA Background

We are currently focused on developing AJ201 for the treatment of SBMA, a rare, inherited, X-linked genetic neuromuscular disease primarily affecting men. Onset of the disease is typically in adulthood, between the ages of 30 and 50, and results in significant debilitating symptoms and decreased quality of life issues.

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

Currently, there is no FDA approved treatment for SBMA, and patients are managed with physical therapy, steroids, and pain management in the United States. Therapies in development focus on the reduction of aggregated mutant androgen receptors and resultant neurotoxicity.

AJ201 Overview

AJ201 is a pleiotropic small molecule that was designed to modify multiple mechanisms including degradation of the abnormal AR protein and stimulation of Nrf1 and Nrf2, which are involved in protecting cells form oxidative stress which can lead to cell death. We believe AJ201 may treat SBMA by enhancing mutant protein degradation and decreasing neuroinflammation. Based on the mechanism of action, AJ201 may also be able to treat other polyQ diseases such as Huntington’s disease, and spinocerebellar ataxias.

AJ201 has been granted Orphan Drug Designation by the FDA for SBMA, Huntington’s disease, and spinocerebellar ataxia.

Development History and Strategy

Preclinical efficacy data has shown that AJ201: (1) reduces levels and accumulation of the mutant AR protein in mouse muscle tissues; (2) enhances degradation of mutant AR in SBMA patient fibroblasts; and (3) leads to improved motor function in symptomatic animals compared with vehicle control based on a grip test in a transgenic mouse model of SBMA disease.

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

A Phase 1b/2a multicenter double-blind randomized clinical trial, which is currently fully enrolled, is designed to assess the tolerability of AJ201 in patients with clinically and genetically defined SBMA with a secondary objective of assessing the pharmacokinetics and pharmacodynamics of AJ201. The study has been conducted in the U.S. across six sites including Stanford University, University of California, Irvine, the National Institutes of Health, Mayo Clinic Jacksonville, Mayo Clinic Rochester, and Washington University in St. Louis. The patients are dosed once daily orally with 600 mg of AJ201 for 12 weeks with a four-week follow-up period.

Further details on the study can be found using the ClinicalTrials.gov identifier NCT05517603. Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

Tramadol and The U.S. Postoperative Pain Market

Postoperative Pain Market

We are currently focused on developing IV tramadol for the management of postoperative acute pain. Even though the postoperative pain market is entrenched with low cost, generic pain relievers, we believe that there remains a significant unmet medical need for safer and better-tolerated analgesics.

The major goal in the management of postoperative pain is minimizing the dose of medications to lessen side effects while still providing adequate pain relief. Understanding the range of available interventions and considering the type of surgery is essential in order to provide safe and effective pain management. The general consensus among pain management practitioners is that use of more than one modality (i.e., molecules with different mechanisms or with different routes of administration) is optimal for successful postoperative pain management. The most commonly prescribed agents in the immediate postoperative pain market are typically acetaminophen, NSAIDS, and opioid analgesics. Acetaminophen and NSAIDs are not sufficiently effective as the sole agent for pain management after major surgery in most patients. However, when used in conjunction with opioids, acetaminophen and NSAIDs offer substantial benefits as the quality of analgesia is often improved or enhanced due to their differentiated mechanism of action.

Traditional opioids offer safe and effective postoperative pain control and can be used in combination with other pain management agents and techniques. However, the side effects of opioids, such as morphine, include sedation, dizziness, nausea, vomiting, constipation, physical dependence, tolerance, and respiratory depression. Physical dependence and addiction are clinical concerns that may prevent proper prescribing and, in turn, lead to inadequate pain management. Less common side effects include delayed gastric emptying, hyperalgesia, immunologic and hormonal dysfunction, muscle rigidity, and myoclonus.

Tramadol

Tramadol, a synthetic dual-acting opioid, is a centrally acting analgesic with weak opioid agonist properties. It also works via the inhibition of serotonin and noradrenaline re-uptake and blocking nociceptive impulses at the spinal level. These opioid and non-opioid modes of action are synergistic, essentially providing “multimodal therapy” with the use of a single drug. Tramadol is also commonly combined with acetaminophen or NSAIDS in clinical practice. Tramadol has a well-established efficacy and safety profile and has been used throughout the world for more than 30 years. In the United States, tramadol is approved and marketed as an oral agent indicated in adults for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Tramadol was first approved in the United States in 1995, under the trade name Ultram® immediate release tablet (Ortho-McNeil-Janssen). Ultracet®, a combination oral product containing tramadol and acetaminophen, is also marketed in the United States (Ortho-McNeil-Janssen). According to Symphony Health Solutions, approximately 30 million prescriptions for tramadol and tramadol-containing drugs were filled in retail pharmacies in the United States in 2020.

Tramadol is a Schedule IV controlled substance, which are defined by the DEA as drugs with a low potential for abuse and low risk of dependence. For comparison, many, but not all, other opioids are scheduled by the DEA as Schedule II which are defined by the DEA as drugs with a high potential for abuse.

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

Below is a summary of the available intravenous analgesic options in postoperative pain management currently available in the United States:

●	IV narcotics – typically used for moderate to severe pain – with common limitations and contraindications including strong sedation, respiratory depression, constipation, and risk of dependence.
●	IV NSAIDs – typically used for mild to severe pain – with common limitations and contraindications including post-operative bleeding risk, gastrointestinal side effects and renal impairment.
●	IV acetaminophen – typically used for mild to moderate pain – with common limitations and contraindications including hepatic impairment.

Advantages of IV Tramadol

Parenteral tramadol is approved and used for the management of postoperative acute pain throughout much of the world. Parenteral formulations include IV, intramuscular, or IM, and subcutaneous, or SC, formulations. During the 10-year period from 2010 to 2019, approximately 370 million doses of parenteral tramadol were used in Europe, according to data from IQVIA (a third-party prescription data provider). There is no parenteral formulation currently approved in the United States.

We believe that IV tramadol, if approved, can fill the unmet need in the post-surgical setting and could be an effective alternative to traditional opioids. We believe that the introduction of an IV formulation of tramadol in the United States will address many of the shortcomings of other opioid agonists, and acetaminophen, and NSAIDs, all of which are currently used in the postoperative setting. We believe IV tramadol’s potential advantages compared to current standard-of-care agents, along with the known efficacy, safety and tolerability profile for oral tramadol support the use of an IV formulation in the post-operative setting. We believe that the risks associated with the use of IV tramadol will be benign compared to other opioids, and consistent with that of the currently marketed oral tramadol products. Consequently, IV tramadol’s unique profile could position it to become an invaluable part of a treating physician’s repertoire of available pharmaceutical options in the management of postoperative pain.

We administered IV tramadol over approximately 15 minutes in our Phase 3 efficacy trials. We believe that our method of administration of IV tramadol may provide significant benefits such as a potentially more favorable tolerability profile, compared to previously approved methods of administration of IV tramadol in Europe, which is typically accomplished via a slow push over 2 to 3 minutes. In addition, our IV tramadol dosing regimen produces a similar Cmax (maximal blood level) and AUC (overall systemic exposure) to those of oral tramadol at steady state, which we believe helps with the transition from IV to oral therapy in the post-surgical setting.

Based on the trials performed in Europe and the data generated with oral tramadol, we believe that IV tramadol, if approved, will be an attractive option for physicians who treat postoperative pain in the U.S., due to the following attributes:

●	As an established analgesic, oral tramadol has an established efficacy and safety profile and physicians are already familiar with the drug.

●

As a Schedule IV controlled substance, IV tramadol would not be subject to the additional, more burdensome security requirements and quota system controls to which Schedule II opioids are subject, potentially making tramadol a more attractive option.

●

Importantly, there is a step-down therapy available for IV tramadol. Patients are transitioned to oral therapy when they are discharged from the hospital or when they can tolerate oral medicine. Our IV tramadol dosing regimen provides a similar PK profile to that of oral tramadol at steady state.

Clinical Development History

Revogenex, our Licensor, completed multiple nonclinical PK and toxicology studies in dogs, a Phase 1 dose proportionality study and a thorough QT/QTc (“TQT”) study of IV tramadol in healthy volunteers, or the TQT Study. The dose proportionality study was designed to compare maximum exposure and cumulative exposures of IV tramadol to that of oral tramadol, and to assess the dose proportionality of IV tramadol in healthy adult volunteers. The TQT Study was done to evaluate whether IV tramadol has the potential to affect the “corrected QT interval”, or QTc, in healthy volunteers. The QTc represents electrical depolarization and repolarization of the heart ventricles. A lengthened QTc is a marker for the potential of ventricular arrhythmias. The results of these studies are consistent with oral tramadol’s known toxicology profile, pharmacokinetics and pharmacology.

PK Study for IV Tramadol

In general, Phase 2 clinical trials include initial proof-of-concept efficacy studies, dose-finding studies, and initial safety assessments in the target (i.e., to-be-treated) population. We did not conduct Phase 2 clinical trials for IV tramadol because tramadol is a known analgesic, and oral tramadol is labeled “for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate” in the United States. Instead, we completed pharmacokinetic (“PK”) simulations and conducted a pharmacokinetic and safety study in healthy volunteers, in order to select a Phase 3 dose and dosing regimen designed to achieve exposure to tramadol similar to that provided by oral tramadol. In 2016, we completed a Phase 1 PK study for IV tramadol in healthy volunteers. A PK study generally involves dosing an experimental medicine in healthy volunteers and taking a series of blood measurements from the study participants to understand how the body handles the drug. A PK study provides information on important parameters such as systemic exposure, maximal and minimal levels of drug concentration in the blood and their time courses. The PK study we conducted was used to select a dose and dosing regimen of IV tramadol that achieves similar exposure to that provided by oral tramadol at steady state.

The PK study was designed as a three-way cross over study in 18 healthy volunteers. Each subject in the study served as his/her own control and received oral tramadol as well as two different doses of IV tramadol. Based on the results of the PK study, we decided to use a 50 mg dose in our Phase 3 program.

Our Clinical Development Strategy for IV Tramadol

At our EOP2 meeting with FDA in 2016, we discussed Phase 3 program requirements for IV tramadol and confirmed the key elements of the Phase 3 program design. We conducted two Phase 3 trials to evaluate the safety and efficacy of IV tramadol, and one additional safety study. All three trials enrolled patients who required IV analgesia following surgery. Over 1,000 patients were enrolled in the Phase 3 program. We believe that the design of our Phase 3 program is consistent with the design of Phase 3 programs for other analgesics being developed.

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

Open-label safety study.  We initiated the safety study in December 2017 and ran this study concurrently with the two Phase 3 trials. 251 patients were enrolled in the safety study, which had an open label, single arm design. We completed this study in May 2019 and the results showed that IV tramadol was well-tolerated in multiple surgical models with an adverse event profile consistent with known pharmacology.

In subsequent discussions with the FDA following our Complete Response Letters, we reached final agreement with the FDA in January 2024 on a final Phase 3 non-inferiority safety study designed to assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post post-bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Of note, IV tramadol demonstrated safety and efficacy in this same surgical model in two Phase 3 efficacy trials. Patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of opioid induced respiratory depression. We intend to initiate the study as soon as possible, subject to having the necessary financing.

License Agreement with Revogenex Ireland Ltd.

Effective as of February 17, 2015, Fortress obtained a worldwide (with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV tramadol HCl injections) exclusive license to make, market and sell IV tramadol pursuant to an agreement with Revogenex, a privately held company in Dublin, Ireland, (the "Tramadol License Agreement"). Under the terms of the Tramadol License Agreement, Fortress paid Revogenex an up-front licensing fee of $2.0 million upon execution and an additional $1.0 million on June 17, 2015. A $1.0 million milestone payment was due upon NDA submission in December 2019 which was incurred by Avenue. There is also an additional milestone totaling $3.0 million due upon the FDA approval of IV tramadol. Additional high single-digit to low double-digit royalty payments on net sales of licensed products are due. Royalties will be paid on a product-by-product and country-by-country basis until the expiration in each country of the valid patent claim. In return, Fortress obtained the exclusive worldwide rights to three U.S. patents related to the “Intravenous Administration of tramadol”: U.S. Patent No. 8,895,622 (the ’622 patent), which issued on November 25, 2014; U.S. Patent No. 9,561,195 (the ’195 patent), which issued on February 7, 2017; and U.S. Patent No. 9,566,253 (the ’253 patent), which issued on February 14, 2017 (all with the exception of Canada, Central America and South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Additionally, Fortress acquired the rights to an open U.S. Investigational New Drug Application pertaining to IV tramadol, as well as all supporting documentation and relevant correspondence with the FDA. Further, under the Tramadol License Agreement, Fortress assumed the rights and obligations of Revogenex under its current manufacturing agreement with Zaklady Farmaceutyczne Polpharma ("Polpharma"), or (the "Manufacturing Agreement"). Fortress transferred all its rights and obligations under the Tramadol License Agreement and the Manufacturing Agreement to us pursuant to an Asset Transfer Agreement, dated as of May 13, 2015.

The Tramadol License Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the Tramadol License Agreement may also be terminated early by: (i) Revogenex if the FDA does not issue an approval or otherwise issues a “not approvable” notice for the NDA within 27 months after the NDA has been filed with the FDA (Avenue submitted the NDA to the FDA in December 2019), although this termination right will be tolled if we are using commercial reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice (Avenue announced the receipt of the First CRL from the FDA in October 2020), we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV tramadol of at least $20 million in any given calendar year, with certain exceptions.

BAER-101 and the Addressable Market

BAER-101 Overview and Strategy

BAER-101 (formerly known as AZD7325) is a novel selective oral GABA-A α2 and α3 PAM. Modulators of GABA-A receptors ("GABA-ARs") have entered a new age in their clinical development with multiple assets moving forward since the 2019 U.S. FDA approval of brexanolone (Zulresso®) and 2022 U.S. FDA approval of ganaxolone (ZTALMY®). These compounds are being developed for a host of therapeutic indications including epilepsy, panic disorders, pain, depression, and other disease states. BAER-101 is a small molecule potentiator of GABA-ARs with oral bioavailability that preferentially activates α2- and α3-containing GABA-ARs.

Preclinical data support the efficacy of BAER-101 as a novel anxiolytic and antiepileptic. Consistent with its selectivity over α1-preferring GABA-ARs, we believe BAER-101 may have a low risk of producing sedation and memory impairment.

BAER-101 has demonstrated efficacy in several preclinical models which we believe supports clinical trial development. BAER-101 produced potent anxiolytic-like effects in rodents, anticonvulsant activity in certain rodent seizure models, efficacy in rodent models of Dravet syndrome and in a rodent model of Fragile X syndrome. In studies in rodents, BAER-101 was well-tolerated, with minimal motor and memory impairment. In preclinical studies, BAER-101 was also well-tolerated with respect to physical dependence and abuse.

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

Benzodiazepines are a class of AED that are used to treat seizures (convulsions). The use of benzodiazepines for chronic diseases such as epilepsy is limited by the adverse event profile including drowsiness, confusion, dizziness, impaired coordination, increased risk of falls and accidents, and depression. More serious risks associated with the use of benzodiazepines include profound sedation, respiratory depression, coma, and death when used in combination with opioids; risks of abuse, misuse, and addiction; and the risk of life-threatening acute withdrawal reactions following abrupt discontinuation or rapid dose reduction.

Studies have shown that people with seizures have a deficit in GABA neurotransmission. GABA, a major inhibitory neurotransmitter, inhibits the activity of nerves that could initiate seizures. Benzodiazepines mainly work by affecting the GABA neurotransmitters in the brain. Specifically, benzodiazepines enhance the activity of GABA by binding to its receptor, and opening its chloride channel, enabling release of GABA, resulting in anticonvulsant activity.

Benzodiazepines act non-selectively by enhancing the inhibitory effects of gamma-amino butyric acid (GABA) at GABA-A receptors containing either an α1, α2, α3, or α5 subunit. The field has progressed with the development of selective GABA-A receptor modulators that preferentially target one or more receptor subunits and BAER-101 is such a modulator. BAER-101 is selective for the α2, α3 receptor subunits and, as a result we believe it could potentially provide an anti-convulsant effect while limiting adverse events associated with the α1 receptor.

Panic Disorder Background

Panic disorder is a common form of acute anxiety disorder manifesting as frequent panic attacks unrelated to specific situations. Panic attacks involve sudden, intense episodes of apprehension, terror, feelings of impending doom and intense urge to flee, with symptoms reaching peak intensity within ten minutes. Patients can end up presenting to the emergency room simulating physical symptoms which can include labored breathing, heart palpitations, nausea, upset stomach, chest pain, feelings of choking and smothering, dizziness, sweating, lightheadedness, chills, heat sensations, and trembling. Other symptoms may include depersonalization, derealization, and fears of mental illness, losing control, or dying.

Panic disorder is treated with a combination of cognitive behavioral therapy and anxiolytics (drugs that reduce anxiety). These drugs include the following classes: benzodiazepines, tricyclics, selective serotonin reuptake inhibitors (SSRIs), and serotonin-norepinephrine reuptake inhibitors (SNRIs). Adverse events can be problematic with existing medications, especially with benzodiazepines, that have the potential for symptom exacerbation and abuse.

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

●

Reduced in vivo adverse event profile through animal models: in vitro profile translates to a non-sedative anxiolytic profile in vivo, as characterized in multiple rat models of sedation and anxiety. In non-clinical studies in rat and primate models of cognition and abuse liability, BAER-101 was well tolerated in these domains as well when compared to other benzodiazepines in preclinical studies. The safety profile of BAER-101 results in robust margins between predicted maximum clinical exposures for efficacy versus the exposures noted to cause toxicity in the most sensitive species.

A total of 722 male and female subjects have been exposed to BAER-101 in clinical trials and the drug was well tolerated across multiple clinical studies. Studies completed to date include a single ascending dose (SAD) study, a multiple ascending dose (MAD) study, a Japanese SAD study, a 11C-flumazenil-labeled PET study, an exploratory study specifically designed to address cognition and sedation, a study to evaluate drug abuse potential, a study exploring BAER-101’s cytochrome P450 (CYP) induction potential, a study investigating the co-administration of BAER-101 with an oral contraceptive (OC), and two Phase 2 efficacy studies in patients with generalized anxiety disorder (GAD), all performed by AstraZeneca. BAER-101 has been administered as a single dose up to 100 mg and repeated doses up to 50 mg administered once daily (QD) for 7 days or 15 mg twice daily (BID) for 28 days. Cincinnati Children’s Hospital Medical Center has also completed an investigator-initiated pilot trial in patients with Fragile X Syndrome.

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s GAERS model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has been shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally.

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

We believe that IV tramadol, if approved, will compete with a number of opioid and non-opioid drugs that are currently available for the management of acute pain or in development. The most commonly used opioids in the postoperative and acute pain settings are morphine, hydromorphone and fentanyl. In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. The non-opioid drugs used in this setting include Combogesic (combination IV acetaminophen and ibuprofen), Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine lipsome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant).

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as VX-548 (Vertex Pharmaceuticals), LTG-001 (Latigo Biotherapeutics), STC-004 (SiteOne Therpaeutics), NTM-001 (Neumentum) and CA-008 (Concentric Analgesics).

We believe that BAER-101, if approved, will compete with a number of selective and non-selective GABA A receptor agonists. The most commonly used therapies for anxiety and epilepsy are benzodiazepines. Commonly prescribed benzodiazepine therapies are Valium (diazepam), Ativan (lorazepam), Alepam (oxazepam), Alodorm (nitrazepam), Euhypnos (temazepam), Xanax (alprazolam), Clonazepam (klonopin). There are other selective GABA A receptor agonists in clinical development such as darigabat (Cerevel Therapeutics), ENX101 (Engrail Therapeutics), and SAN711 (Saniona).

We believe that AJ201, if approved, will compete with a number of programs targeting various neurologic pathways. There are no FDA approved therapies to treat SBMA. Product candidates in development for the treatment of SBMA include NIDO-361 (Nido Biosciences) and AAV gene therapy targeting mutant androgen receptor (University of Pennsylvania). In Japan, Leuprorelin (Takeda) is approved for the treatment of SBMA but is not approved outside of Japan.

Intellectual Property

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

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, are supported by regulatory exclusivity, or are effectively maintained as trade secrets. We have several patents and patent applications related to our proprietary technologies, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

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

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology, neither of which may be possible. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Moreover, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

IV Tramadol

Pursuant to the Tramadol License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ’622 patent”), U.S. Patent No. 9,561,195 (“the ’195 patent”), U.S. Patent 9,566,253 (“the ’253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ’900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), U.S. Patent No. 10,624,842 (“the ’842 patent”), U.S. Patent No. 10,751,279 (the ‘279 patent), U.S. Patent No. 10,729,644 (the ‘644 patent), U.S. Patent No. 10,646,433 (“the ‘433 patent”), U.S. Patent No. 10,617,635 (“the ‘635 patent”), U.S. Patent No. 10,729,645 (”the ‘645 patent”), U.S. Patent No. 10,751,277 (“the ‘277 patent”) and U.S. Patent No. 10,751,278 (“the ‘278 patent”), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

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

In view of additional prior art discovered after the issuance of the ’622 patent, we have focused efforts on obtaining further patent coverage for the technology. Pursuant to the Tramadol License Agreement, we have exclusive commercialization rights to all continuation patent filings of the ’622 patent. As a first step, we have prosecuted further claims in multiple continuation patent applications of the ’622 patent, in which extensive searches were conducted and all information known to be material to patentability was brought to the attention of the USPTO. The goal was to obtain further patent claims which patentably differentiate over the prior art. To date, our efforts have resulted in the issuance of the ’195 patent, which issued from U.S. Application Serial No. 14/550,279 on February 7, 2017; the ’253 patent, which issued from U.S. Application Serial No. 14/713,775 on February 14, 2017; the ’343 patent, which issued from U.S. Application Serial No. 14/550,279 on May 8, 2018; and the ’122 patent, which issued from U.S Application Serial No. 15/972,684 on September 10, 2019; all of which are entitled “Intravenous Administration of tramadol,” and all of which contain the same disclosure (specification) as that of the ’622 patent. The ’195, ’253, ’343 and ’122 patents are scheduled to expire on the same day as the expiration of the ’622 patent (October 20, 2032 absent possible regulatory patent term extensions).

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

The Tramadol License Agreement also grants us the exclusive commercialization rights to the ’949 patent and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part. The ’949 patent is directed to an IV tramadol dosing regimen and issued on July 4, 2017. This new patent describes and claims a dosing regimen in which our IV tramadol product is dosed to a human patient(s) for treating acute pain in a manner such that the plasma levels obtained (including but not limited to Cmax and AUC) are very similar to treatment with a 100 mg oral dose of tramadol hydrochloride to a human patient(s) every six hours at steady state. This is accomplished by intravenously administering a first dose of tramadol 50 mg to a human patient; then intravenously administering a second dose of tramadol 50 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 50 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 50 mg at dosage intervals of about 4 hours. It is believed that this dosing regimen may provide advantages over the commercially available oral doing regimen, and further allows the patient to be stepped down from the IV tramadol dosing regimen to an oral dosing regimen with less concern about deleterious effects which might occur from a switch from IV to oral analgesic medicine (e.g., as would be the case where the switch to an oral version of the drug provides a much different Cmax and AUC than the IV dose provides at steady state). This new dosing regimen is the result of considerable experimentation by us, and a prior art search has not revealed any similar dosing regimen being used or published with respect to IV tramadol infusions. The patent term of the ’949 patent is scheduled to expire on May 24, 2036, absent possible regulatory patent term extensions.

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

The Tramadol License Agreement further grants us exclusive commercialization rights to new patents/patent applications pending with the USPTO directed to the intravenous administration of tramadol co-administered with other analgesics. Currently, these patent applications include U.S. Application Serial No. 16/269,213 (“the ’213 application”, now the ’279 patent), a continuation of the ’556 application and filed February 6, 2019; U.S. Application Serial No. 16/269,124 (“the ’124 application”; now U.S. Patent No. 10,729,644), a continuation of the ’522 application and filed on February 6, 2019; U.S. Application Serial No. 16/375,363 (“the ’363 application”, now the ’635 patent), a continuation of the ’213 application and filed on April 4, 2019 (now U.S. Patent No. 10,751,279); and U.S. Application Serial No. 16/376,382 (“the ’382 application”, now the ’645 patent), a continuation of the ’213 application and filed on April 5, 2019. The ’213 application is directed to intravenously administering a first dose of 60 mg of tramadol, later administering doses every 6 hours (except for the second dose, which is a loading dose administered in a shorter time period), and also administering another analgesic. The ’124 application (now the ’644 patent) is similar, but it claims a dosage of 50 mg. The ’363 application is also similar to the ’213 application, in that it claims 60 mg, but it varies in that it specifies acetaminophen as the other analgesic. The ’382 application is similar to the ’124 application, in that it claims 50 mg, but it varies in that it specifies ketorolac as the other analgesic.

The Tramadol License Agreement also grants us the exclusive commercialization rights to the ’321 patent, which is directed to an IV tramadol dosing regimen and issued on July 17, 2018. This new patent describes and claims a dosing regimen in which our IV tramadol product is dosed to a human patient(s) for treating acute pain by intravenously administering a first dose of tramadol 25 mg to a human patient; then intravenously administering a second dose of tramadol 25 mg about 2 hours after the first dose; intravenously administering a third dose of tramadol 25 mg about 2 hours after the second dose; and thereafter intravenously administering doses of tramadol 25 mg at dosage intervals of about 4 hours. The ’321 patent is scheduled to expire on April 13, 2037, absent possible regulatory patent term extensions.

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

With the exception of 50 mg and 100 mg dosages of IV tramadol HCl in Canada, Central America, and South America, the Tramadol License Agreement also grants us the exclusive commercialization rights to certain foreign patents and patent applications, including PCT applications. With the exception of the territory constraint listed above, we have the exclusive commercialization rights to PCT Application No. US/2012/033304 and any related patents or patent applications.

In sum, we believe that our patent filings will prevent third parties from marketing a generic version of our product without infringing claims of the patent(s) we are seeking. Further, we have conducted clearance searches of U.S. and foreign issued patents, and have not identified any bars to the commercialization of our tramadol technology.

BAER-101

In December 2019, Baergic licensed intellectual property related to BAER-101 (formerly known as AZD7325) from AstraZeneca Plc (“AZ”) and Cincinnati Children’s Hospital Medical Center (“CCHMC”) relating to AZD7325 including four issued U.S. patents and related foreign patents. Two of the issued U.S. patents claim the compound itself, related cinnoline compounds, and pharmaceutical preparations thereof and related foreign patents, including in Canada, China, France, Germany, Italy, Japan, Spain, Sweden, Switzerland, and United Kingdom. Two additional US patents claim methods of use of the compound as it relates to an orphan disease. The compound-related patents may first begin to expire as early as December 2026 and the method of use patents may first begin to expire as early as 2036.

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

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop or own manufacturing operations in the foreseeable future. Currently, we have one manufacturer, Polpharma, who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV tramadol in accordance with current Good Manufacturing Practice ("CGMP") requirements. We also may plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue for a certain period of time and a milestone payment amount of $2.0 million upon FDA approval of IV tramadol.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Food, Drug and Cosmetic Act ("FDCA"), and its implementing regulations. Since IV tramadol is an opioid, such drugs are also regulated by the DEA as controlled substances under the Controlled Substances Act, even at the drug development stage. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approval and maintaining subsequent compliance with applicable federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during product development, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution injunctions, fines, consent decrees, refusals of government contracts, restitution, disgorgement or civil and criminal penalties. Any regulatory, compliance or enforcement action by any agency or judicial enforcement action could have a material adverse effect on our product candidates during development and after regulatory approval, or our Company. If we fail to manufacture IV tramadol in sufficient quantities and at acceptable quality and pricing levels, fail to comply with additional DEA requirements related to controlled substances, or fail to fully comply with CGMP regulations, we may face delays in the commercialization of IV tramadol, if approved, or be unable to meet market demand, and may be unable to generate potential revenues.

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

●

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with CGMPs and assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

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

Concurrent with clinical trials, companies usually develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing it in commercial quantities in accordance with CGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, a drug manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug product. Appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of nonclinical studies and clinical trials, together with other detailed information, including extensive information on manufacturing and drug composition and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with CGMPs to assure and preserve the product’s identity, strength, quality, and purity. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2024, effective through September 30, 2024, the user fee for an application requiring clinical data, such as an NDA, is $4,048,695. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. PDUFA also imposes an annual Prescription Drug Program Fee ($416,734 per approved prescription drug product for FY 2024) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with CGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product to specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an Advisory Committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation regarding whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an Advisory Committee, but it considers them carefully when making decisions. NDAs submitted under Section 505(b)(2) are typically not referred to an Advisory Committee for consideration unless new safety information is revealed in the review cycle. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and based on preclinical or preliminary clinical data demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Moreover, a sponsor can request designation of a drug candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval and priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Additionally, under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval.

Even if a product candidate or our platform qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

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

U.S. Marketing Exclusivity and Patent Term Extensions

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension (“PTE”) under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, PTE cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The PTE period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we intend to apply for PTE for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. which, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and patent terms. This six month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation (“ODD”) to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the U.S. In the EU, the European Commission, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan medicinal product designation in respect of products that are intended for the diagnosis, prevention, or treatment of a life threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life threatening, seriously debilitating, or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment of the applicable condition authorized for marketing in the EU, or, if such a method exists, the sponsor must establish that its product would be of significant benefit to those affected by the condition.

In the U.S., ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

In the EU, orphan medicinal product designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

DEA Regulation

Because IV tramadol is subject to the Controlled Substances Act ("CSA") we must comply with various statutory requirements set forth by the CSA, as amended, and its implementing regulations as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile, which is classified into a DEA schedule. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. For example, Schedule I controlled substances have no currently accepted medical use in treatment in the United States and a lack of accepted safety for use under medical supervision. The active ingredient in IV tramadol is classified as a Schedule IV controlled substance which are defined by the DEA as drugs with low potential for abuse and low risk of dependence.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports, or exports any controlled substance. The registration is specific to the particular location, activity, and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. Similarly, separate registrations are also required for separate facilities.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because the active ingredient in IV tramadol is currently regulated as a Schedule IV controlled substances, it should not be subject to the DEA’s production and procurement quota scheme. However, as an opioid, the DEA may consider re-classifying the active ingredient in IV tramadol from Schedule IV to Schedule II which would require compliance with the DEA security requirements and quota system controls.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil, or criminal enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate administrative proceedings to revoke those registrations. In some circumstances, violations could result in criminal proceedings.

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

We will also be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing, and educational programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

●

The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

●

State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state-to-state thereby complicating compliance efforts.

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

As noted above, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment from federal programs, including Medicare and Medicaid. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for such violations could include three times the actual damages sustained by the government, mandatory civil penalties between $13,946 and $27,894 for each separate false claim, exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Private individuals also have the ability to bring actions under the federal False Claims Act, or qui tam actions, and certain states have enacted laws based on the federal False Claims Act.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for any products for which we obtain regulatory approval to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including any changes, repeal, or judicial invalidation of some or all of the provisions of the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2023, we had 3 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We have also retained a number of expert advisors and consultants who help navigate us through different aspects of our business.

Corporate Information

Avenue Therapeutics, Inc. was incorporated in Delaware in 2015. Our executive offices are located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, Florida 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

We maintain a website with the address www.avenuetx.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 1A.           Risk Factors

Our business, financial condition, results of operations, and the industry in which we operate are subject to various risks. You should carefully consider the risks described below, in addition to the other information contained in this Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only ones we face and you should not interpret the disclosure of a risk to imply that the risk has not already materialized. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Pertaining to Our Business and Industry

We currently have no drug products for sale, but we are developing three drug product candidates, AJ201, IV tramadol and BAER-101. We are dependent on the success of our product candidates, and cannot guarantee that these product candidates will receive regulatory approval or be successfully commercialized.

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

If the applications for any of our product candidates are approved, our ability to generate revenues from such product candidates will depend on our ability to:

●	establish and maintain agreements with our contract manufacturers, wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

●

obtain sufficient quantities of our product candidates from qualified third-party manufacturers that manufacture in accordance with CGMP requirements, as required to meet commercial demand at launch and thereafter;

●	hire, train, deploy, and support our sales force;

●	create market demand through our own marketing and sales activities, and through any other arrangements we may later establish;

●

conduct such marketing and sales activities in a manner that is compliant with federal and state laws, and any applicable foreign regulations, including restrictions on off-label promotion and anti-kickback requirements;

●	obtain and maintain government and private payer reimbursement for our approved products; and

●	maintain patent protection and regulatory exclusivity for our product candidates.

We may not receive regulatory approval for our product candidates, or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

Our product candidates and other future product candidates and the activities associated with their development and with their commercialization, if approved, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to premarket approval and comprehensive regulation by the FDA, DEA, and other regulatory agencies in the United States and potentially foreign governmental authorities. Failure to obtain marketing approval for our product candidates will prevent us from commercializing our product candidates. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to continue to rely on third party contract research organizations as well as consultants and vendors to assist us in the process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our product candidates must meet FDA’s standards for safety and efficacy, but may be determined not to be effective, to be only moderately effective, to not be safe for use in its intended population, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is granted at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates or any future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired, thereby negatively impacting our business, financial condition, and results of operations.

In addition, even if we were to obtain approval, the approval of the indication for any of our product candidates by such regulatory authorities may, among other things, be more limited than we request. Such regulatory authorities may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. These regulatory authorities may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Our third-party suppliers may be subject to inspections by the FDA that identifies deficiencies in their manufacturing facilities and concludes they are not operating in compliance with CGMP requirements, which in turn, may force us to identify, qualify, and rely upon additional suppliers. Any of these scenarios could compromise the commercial prospects for our product candidates, or any future product candidates.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to cause undesirable side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be delayed, suspended, or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our product candidates or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn, prevent us from commercializing and generating revenues from the sale of our product candidates. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

For example, some of the most common adverse events observed in the IV tramadol clinical trials completed to date include nausea, dizziness, drowsiness, tiredness, sweating, vomiting, dry mouth, somnolence, and hypotension. With respect to BAER-101, some of the most common adverse events observed in clinical trials completed to-date include dizziness, somnolence, headache, and euphoric mood. With respect to AJ201, some of the most common adverse events observed in clinical trials completed to-date include nausea, diarrhea, headache, and abdominal distension.

Additionally, if one or more of our current or future product candidates receives marketing approval, and we or others later identify undesirable adverse events caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of serious risk-related labeling statements, specific warnings, precautions, contraindications, or limitations of use;

●	regulatory authorities may suspend or withdraw their approval of the product, or require the suspension of manufacturing or the recall of the product from the market;

●	regulatory authorities may require implementation of burdensome post-market risk mitigation strategies and practices;

●	we may be required to change the way the product is administered, conduct additional clinical trials, or change the labeling of the product; or

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining marketing approval and market acceptance of our product candidates or future product candidates or could substantially increase our development and commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy, any of which may have a material adverse effect on our business, financial condition, and results of operations.

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including those that result in noncompliance with certain regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations or comparable applicable foreign laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous, or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common equity held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common equity held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are allowed to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information, or risk factors.

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

We are a “controlled company” within the meaning of Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have in the past relied on, and intend to continue to rely on, some or all of these exemptions.

Accordingly, you will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of Nasdaq.

Certain of our directors currently serve, and in the past, certain officers and directors have served, in similar roles with our parent company, affiliates, related parties, and other parties with whom we transact business; ongoing and future relationships and transactions between these parties could result in conflicts of interest.

We sometimes share directors and/or officers with certain of our parent company, affiliates, related parties, or other companies with which we transact business, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify such conflicts, and that any existing agreements that may give rise to such conflicts and any such policies or procedures, were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise. The existence and consequences of such potential conflicts could expose us to lost profits, claims by our investors and creditors, violations of Nasdaq’s director and audit committee independence rules, and harm to our business, financial condition, and results of operations.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●

our product candidates or other future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

●	we are required by the FDA, and/or other foreign regulatory authorities, to perform studies in addition to those currently expected;

●	there are any delays in completing our clinical trials or the development of any of our product candidates;

●	we execute other collaborative, licensing, or similar arrangements and the timing of payments we may make or receive under these arrangements;

●	there are variations in the level of expenses related to our future development programs;

●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

●	there are any regulatory developments affecting our product candidates or the product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations, which would have a material adverse effect on our business, financial condition, cash flows, and results of operations and could cause the market value of our securities to decline. A decline in our value could also cause you to lose all or part of your investment.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to expand our capabilities to support commercial activities and the recent acquisitions of AJ201 and BAER-101. We may not be successful in adding such capabilities.

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

Our audited consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2023, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $90.9 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities after the closing of this offering to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may have to delay, reduce, or eliminate our product development programs or commercialization efforts.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition, and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market, and distribute our product candidates;

●

the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●

the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our product candidates from our contract manufacturers in preparation for commercialization;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion, or other arrangements that we may establish;

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

Our inability to raise capital when needed would harm our business, financial condition, and results of operations, and could cause our stock value to decline or require that we wind down our operations altogether.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants, and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity, instruments exercisable for equity, or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market any potential product candidates that we would otherwise prefer to develop and market ourselves.

We are currently not compliant with certain applicable listing standards of The Nasdaq Capital Market, which could result in our common stock being delisted from The Nasdaq Capital Market.

Currently our common stock trades on The Nasdaq Capital Market. On May 19, 2023 and September 27, 2023, we received notifications from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing us of certain listing deficiencies related to the minimum stockholders’ equity and minimum bid price listing requirements, which led to the issuance of delisting notices. The Company was afforded a 180-calendar day grace period, through March 25, 2024, to regain compliance with the minimum bid price requirement. In July 2023, the Company submitted its plan to regain compliance with the minimum stockholders’ equity requirement and, on July 17, 2023, Nasdaq granted the Company’s request for an extension of the deadline to November 15, 2023 to regain compliance. On November 20, 2023, Nasdaq formally notified the Company that it had determined to delist the Company’s securities from Nasdaq based on its continued non-compliance with the minimum stockholders’ equity requirement. The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which stayed further action by Nasdaq pending completion of the hearing.

The hearing before the Panel was held on February 15, 2024 and on March 11, 2024, Nasdaq granted the Company's request for an extension until May 20, 2024 to regain compliance. The Company intends to closely monitor the closing bid price of the common stock and consider all available options to remedy these deficiencies. While our common stock will continue to trade on The Nasdaq Capital Market during this time, there can be no assurance that the Company will be successful in its efforts to maintain its Nasdaq listing. If we fail to maintain compliance with any Nasdaq listing requirements, our common stock could be delisted from The Nasdaq Capital Market. This could severely limit the liquidity of our common stock and your ability to sell our securities on the secondary market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities, and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Risks Pertaining to Reliance on Third Parties

If any of our product candidates are approved and our contract manufacturers fail to produce the products in the volumes that we require on a timely basis, to produce the products according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of that product candidate, if approved, lose potential revenues, or be unable to meet market demand.

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

In order to meet anticipated demand for IV tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source and to mitigate any potential supply issues. We have sufficient drug substance for BAER-101 on hand to execute our planned near-term studies and are in process of identifying future manufacturers. AnnJi, from whom we license the intellectual property underlying AJ201, has committed to provide us with limited supplies of this product candidate, but we will need to secure longer-term manufacturing sources to complete development and, if approved, commercialization of this product candidate. Failure to secure such sources could have a material adverse effect on our ability to pursue these product candidates.

All of our contract manufacturers must comply with strictly enforced federal, state and, where applicable, foreign regulations, including CGMP requirements enforced by the FDA through its inspectional authority over facilities under the FDCA, as well as requirements for controlled substance handling and security requirements enforced by DEA, and while we exercise oversight of our suppliers, we have limited direct control over their compliance with these regulations, as reflected in day-to-day operations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product candidates, if approved. Any quality or compliance issue, manufacturing defect, or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture our product candidates we may in-license fail to deliver sufficient commercial quantities on a timely basis, at commercially reasonable prices, we would likely be unable to meet demand for any product candidates for which we obtain regulatory approval, and we would lose potential revenues, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We have relied on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV tramadol, BAER-101, AJ201, and any other future product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators, to conduct preclinical studies and clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our legal and regulatory product development responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice (“GLP”), as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”), for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable or unacceptable, and the FDA, or comparable foreign regulatory authorities, may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted using products manufactured and produced in accordance with CGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We are also required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, potentially successfully commercialize our product candidates, if approved.

If any of our relationships with these third-party contract research organizations or clinical research organizations terminates, we may not be able to enter into arrangements with alternative contract research organizations or clinical research organizations or do so on commercially reasonable terms. Switching or adding additional contract research organizations or clinical research organizations involves additional cost and requires extensive training and management time and focus. In addition, there is a natural transition period when a new contract research organization or clinical research organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or clinical research organizations, there can be no assurance that we will not encounter challenges or delays in the future.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for potential commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products for which we obtain regulatory approval or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not own any manufacturing facilities or employ any manufacturing personnel. We rely, and expect to continue to rely, on third-party manufacturers to manufacture our product candidates for preclinical and clinical testing, as well as for commercial manufacture, once any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products for which we obtain regulatory approval or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or potential commercialization efforts.

We may be unable to establish any agreements with such third-party manufacturers or do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

●	reliance on the third party for regulatory compliance and quality assurance;

●	raw material or active ingredient shortages from suppliers the third party has qualified for our product candidates for development and for commercialization, if approved;

●	the possible breach of the manufacturing agreement by the third party;

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

The facilities used by our contract manufacturers to manufacture our product candidates are subject to registration requirements, and inspection by the FDA. A pre-approval inspection may be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers and manufacturers, we do not directly control the manufacturing operations and processes at these facilities, and therefore, rely on our contract manufacturers to ensure full compliance with CGMP regulations with respect to the day-to-day operations related to the manufacture of our product candidates. Third-party manufacturers may, following an inspection, be subject to a Form FDA-483 or similar inspectional findings, or a Warning Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable regulations directly impacts our compliance and could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Any product candidates that we may develop and commercialize, if approved, may compete with other product candidates and products for access to manufacturing facilities. There may be a limited number of manufacturers that both operate under CGMP regulations and are capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

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

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities.

As part of our strategy to mitigate development risk, we seek to develop product candidates with a validated mechanism of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates or future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable, not acceptable by regulatory authorities, or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

Risks Pertaining to Regulatory Approval Process

The making, use, sale, importation, exportation, and distribution of controlled substances are subject to regulation by state, federal, and foreign law enforcement and other regulatory agencies.

Controlled substances are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970 (“CSA”) and regulations of the DEA. IV Tramadol, which we currently have under development, will be subject to these regulations.

The DEA regulates controlled substances as Schedule I, II, III, IV, or V substances. Schedule I substances by definition have a high potential for abuse and no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV, or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Various states also independently regulate controlled substances. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

For any of our product candidates classified as controlled substances, we and our suppliers, manufacturers, contractors, customers, and distributors are required to obtain and maintain applicable registrations from state, federal, and foreign law enforcement and regulatory agencies and comply with state, federal, and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation, and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our product candidates and the ability to produce and distribute our products for which we obtain regulatory approval in the volume needed to both meet commercial demand and build inventory to mitigate possible supply disruptions.

Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment, and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates, if approved, containing controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of any of our product candidates, if approved, that are classified as controlled substances, which would have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our Securities to decline.

If the DEA decides to reschedule tramadol from a Schedule IV controlled substance to a more restrictive Schedule, IV tramadol could lose its competitive advantage associated with having less burdensome regulatory requirements, and our related clinical development and regulatory approval could be delayed or prevented and, if approved, we could be subject to additional security requirements and quota system controls.

In July 2014, the DEA classified tramadol as a Schedule IV controlled substance. In comparison, other opioids are classified by the DEA as Schedule II controlled substances. The regulatory burden associated with Schedule II drugs is substantially greater than that associated with Schedule IV drugs. If approved, IV tramadol will be the only intravenous Schedule IV opioid on the market. However, in the current environment where the opioid epidemic is a recognized problem in the United States, there is a possibility that the DEA could reschedule tramadol to a more restrictive classification (Schedule II or III). Such a rescheduling, or other similar action by DEA, would severely impair IV tramadol’s current competitive advantage over traditional opioids based on the less burdensome regulatory requirements and may affect our ability to potentially market IV tramadol. It could also delay or prevent clinical development and regulatory approval and, if approved, subject us to additional security requirements and quota system controls.

We may not receive regulatory approval for IV tramadol, or our approval may be significantly delayed due to scientific or regulatory reasons.

While we acquired BAER-101 in connection with our acquisition of Baergic, and rights to AJ201 from AnnJi, we continue to pursue regulatory approval for IV tramadol. However, in light of recently disclosed developments, there is doubt about our ability to obtain regulatory approval for IV tramadol. In December 2019, we submitted an NDA for IV tramadol and received the First CRL from the FDA in October 2020. In February 2021, we resubmitted the NDA for IV tramadol. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV tramadol. On June 14, 2021, we announced that we had received the Second CRL from the FDA regarding our NDA for IV tramadol. We submitted an FDRR with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, we received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, we submitted an FDRR with the Office of New Drugs of the FDA. On October 21, 2021, we received a written response from the Office of New Drugs of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. On February 15, 2022, we had our Advisory Committee meeting with the FDA. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. On March 18, 2022, we received an Appeal Denied Letter from the Office of New Drugs in response to the FDRR.

Following the receipt of the Appeal Denied Letter, we submitted a Type A Meeting Request and related briefing document to the FDA on June 17, 2022. The meeting was granted by the DAAAP on June 27, 2022, and scheduled for August 9, 2022. We submitted a briefing document presenting a study design that we believe has the potential to address the concerns around the safety risk of IV tramadol in combination with other opioid analgesics for the management of moderate-to-moderately-severe pain in adults in a medically supervised healthcare setting that was discussed in detail at the previously disclosed Advisory Committee meeting on February 15, 2022 and in the Appeal Denied letter received on March 18, 2022.

The meeting on August 9, 2022 was a collaborative discussion on the study design and following the meeting, we incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol that could form the basis for the submission of a complete response to the Second CRL.

Following the Type A Meeting, we submitted a request to the FDA and were granted a Type C Meeting to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. In January 2024, we announced that we reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint, for IV tramadol. If the FDA does not approve, or significantly delays the approval of, IV tramadol, it could cause a material adverse effect on our business, financial condition, and results of operations.

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

In addition, later discovery of previously unknown adverse events or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product, operations, manufacturers, or manufacturing processes;

●	restrictions or new requirements related to the promotion, labeling, or marketing of a product;

●	restrictions on product distribution or use, including import and export restrictions;

●	requirements to conduct post-marketing studies or clinical trials;

●	Form FDA-483 findings, warning letters, or untitled letters;

●	recall of the product, or withdrawal of the product from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	fines, restitution, or disgorgement of profits;

●	suspension or withdrawal of marketing or regulatory approvals;

●	suspension of any ongoing clinical trials;

●	refusal to permit the import or export of our product;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies, as well as policies of the DEA, which has jurisdiction over controlled substances and opioids, including IV tramadol, may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or many other countries until we have completed a rigorous and extensive regulatory review processes, including obtaining the approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (the “USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand name, we may be required to adopt an alternative brand name for our product candidate. If we have to adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner, or at all, which would limit our ability to potentially commercialize our product candidate, if approved.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, distributors, retailers, marketers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state or foreign laws, which may constrain the business or financial arrangements and relationships through which we sell, market, and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

●

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent, making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, or the knowing retention of an overpayment from government health care programs;

●

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

●

the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and

●

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil, or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business, financial condition, and results of operations.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to the specific labeled indication(s) for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our product candidates, our potential ability to effectively market and sell our product candidates may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s approved labeled indication, or for uses that differ from those tested in clinical studies, and thus the basis for approval by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the practice of medicine by physicians with respect to their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies in terms of their ability to promote off-label uses or disseminate off-label information. If our promotional activities fail to comply with these requirements, we may be subject to regulatory, compliance, or enforcement action by, these authorities. In addition, our failure to follow FDA requirements relating to promotion and advertising may result in a Warning Letter or Untitled Letter, cause the FDA to suspend or withdraw an approved product from the market, require a recall, require the issuance of corrective advertising, institute fines, or could result in disgorgement of money, operating restrictions, injunctions, or civil or criminal prosecution by the government, any of which could harm our reputation and business.

If the FDA does not conclude that a product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidate under Section 505(b)(2) are not as we expect, the approval pathway for the product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization in a timely manner, or at all.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Risks Pertaining to the Commercialization of Product Candidates

We are subject to new legislation, regulatory proposals, and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators, and raise capital.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our product candidates, once approved, or additional pricing pressures.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current or future product candidates. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Public concern regarding the safety of opioid drug products such as IV tramadol could delay or limit our ability to obtain regulatory approval for this product candidate, result in the inclusion of serious risk information in our labeling, negatively impact market performance, or require us to undertake other activities that may entail additional costs.

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals, and the general public have raised concerns about potential controlled substance drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and the establishment of risk management programs. Under the Food and Drug Administration Amendments Act of 2007 (“FDAAA”), the FDA has authority to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also expanded the federal government’s clinical trial registry and results databank, resulting in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, among other regulatory, civil, and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving IV tramadol, our ability to obtain approval of this product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of IV tramadol, the indications for which this product candidate is approved may be limited or there may be specific warnings or limitations on production dosing, and our efforts to commercialize IV tramadol may be otherwise adversely impacted.

Rising public, medical, Congressional, and agency concern around the prescription of controlled substance drug products to patients and a growing movement to reduce the use of opioid drug products, to develop abuse-deterrent products, and to prevent dependence also could negatively impact our ability to commercialize and generate revenue from IV tramadol if it is approved for marketing in the United States. Congress has enacted several laws intended to address opioid use disorder, including the Comprehensive Addiction and Recovery Act ("CARA") in 2016, the 21st Century Cures Act ("Cures Act") in 2016, and the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the "SUPPORT Act") in 2018. These laws primarily focus on funding for treatment, research, and education, but also include provisions intended to encourage reduction in opioid use, such as funding for research on non-opioid pain treatments. Other legislative and administrative measures at the state and federal level include, or may include in the future, restrictions and limitations on opioid prescribing, limitations on opioid doses dispensed per episode of care, labeling requirements specific to opioids, limitations on FDA approval of opioids, assessment of fees against opioid manufacturers, or reimbursement disincentives specific to opioids.

If we experience delays or difficulties in the enrollment of patients in any future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate any future clinical trials for any current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as our current or potential future product candidates, and patients who would otherwise be eligible for any future clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors, including:

●	the severity of the disease under investigation;

●	the eligibility criteria for a study;

●	the perceived risks and benefits of the product candidate under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for any future clinical trials would result in significant delays and could require us to abandon any future clinical trials altogether. Enrollment delays in any future clinical trials may result in increased development costs for any current or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We expect intense competition for our current or future product candidates, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates, if approved, from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including specialty and other large pharmaceutical companies, and OTC companies and generic manufacturers. There can be no assurance that developments by others will not render our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our product candidates obsolete or noncompetitive.

IV tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include other approved opioid agonists such as morphine, hydromorphone, and fentanyl. In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. Non-opioid products include Combogesic (combination IV acetaminophen and ibuprofen), Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine lipsome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant). In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as VX-548 (Vertex Pharmaceuticals), LTG-001 (Latigo Biotherapeutics), STC-004 (SiteOne Therpaeutics), NTM-001 (Neumentum) and CA-008 (Concentric Analgesics).

BAER-101 will compete with a number of selective and non-selective GABA A receptor agonists. The most commonly used therapies for anxiety and epilepsy are benzodiazepines. Commonly prescribed benzodiazepine therapies are Valium (diazepam), Ativan (lorazepam), Alepam (oxazepam), Alodorm (nitrazepam), Euhypnos (temazepam), Xanax (alprazolam), Clonazepam (klonopin). There are other selective GABA A receptor agonists in clinical development such as darigabat (Cerevel Therapeutics), ENX101 (Engrail Therapeutics), and SAN711 (Saniona).

Although there are no approved therapies to treat SBMA, AJ201 competitors include Nido Biosciences (NIDO-361) and pre-clinical programs from academic institutions. In Japan, Leuprorelin is approved for SBMA, but has not been developed for the indication in the United States.

The potential commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;

●	development resources, including personnel and technology;

●	clinical trial experience;

●	regulatory experience;

●	expertise in prosecution of intellectual property rights; and

●	manufacturing, distribution, and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or potentially commercialize our product candidates. Our competitors may also develop drugs that are more effective, safe, useful, and less costly than ours and may be more successful than us in manufacturing and marketing their products. If we are unable to compete effectively, our business, our business prospects, results of operations, financial condition, or cash flows may be materially adversely affected.

If the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates, if approved, or any future products we may license or acquire in the future, if any, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs, and may be incorporated into existing payments for other services. In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates or future product candidates. Accordingly, our product candidates or any other product candidates that we may in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers, and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by implementation of recently promulgated regulations that permit importation of drugs from countries where they may be sold at lower prices than in the United States. Our future product might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If none of our product candidates, if approved, achieves broad market acceptance, the potential revenues that we generate from sales will be limited.

The commercial success of our product candidates or any or all of them, if approved, will depend upon its acceptance by the medical community, the ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for the drug by third party payors, including government payors. The degree of market acceptance of our product candidates or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;

●	the safety and use of our product candidates in its intended patient population;

●	the timing of market introduction of our product candidates as well as competitive products;

●	the clinical indications for which the drug is approved;

●	acceptance by physicians, major operators of hospitals and clinics, and patients of the drug as a safe and effective treatment;

●	the safety of our product candidates seen in a broader patient group (i.e., real world use);

●	the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;

●	the availability of adequate reimbursement and pricing by third party payors and government authorities;

●	the relative convenience and ease of administration of our product candidates for clinical practices;

●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

●	the approval, availability, market acceptance, and reimbursement for a companion diagnostic, if any;

●	the prevalence and severity of adverse side effects;

●	the effectiveness of our sales and marketing efforts;

●

changes in the standard of care for the targeted indications for our product candidates or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

●	potential advantages over, and availability of, alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and potentially sell our product candidates and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to potentially attract customers in the hospital marketplace will also depend on our ability to effectively potentially promote our product candidates, if approved, to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not potentially generate sufficient revenue from this product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidate, if approved, we may not be successful in commercializing our product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing and sales of pharmaceutical products since we currently have no drug products for sale. In order to potentially commercialize any product candidate that receives marketing approval, we would need to build our marketing, sales, managerial, and other non-technical capabilities, or enter into agreements with third party contract organizations to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of our product candidates or any other product candidates, if approved, we may license or acquire, we might have to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our potential efforts to successfully commercialize our future product, if any, using our own sales and marketing capabilities include, but are not necessarily limited to:

●	our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

●

the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market, and distribute any product candidates for which we receive marketing approval. There are risks involved with partnering with third party sales forces, including ensuring adequate training on the product, regulatory, and compliance requirements associated with promotion of the product.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates or other product candidates we may license or acquire and may have to limit their commercialization, if approved.

The use of our product candidates and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate or product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	decreased demand for any product candidates or products that we may develop;

●	initiation of investigations by regulators;

●	impairment of our business reputation;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	loss of revenues;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize our product candidates or future product candidates, if approved.

We have limited product liability insurance coverage for our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to potentially expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition, and results of operations.

Risks Pertaining to Intellectual Property and Potential Disputes Thereof

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our product candidates or any other product candidate we may license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability, and commercial value of our or any of our licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences, and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and affect the validity, enforceability, scope, or defense of our issued patents. The Leahy-Smith America Invents Act (the "Leahy-Smith Act") includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO issues and administers regulations and procedures to govern administration of the Leahy-Smith Act, including the first-to-file provisions. The Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material, adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, Patent Trial and Appeal Board (“PTAB”) trial, proceeding, or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity, or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

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

Our ability to develop, manufacture, market, and potentially sell our product candidates or any other product candidates that we may license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and neurologic disorder treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates may infringe. There could also be existing patents of which we are not aware that one of our product candidates may inadvertently infringe.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringed on their patents or misappropriated their technology, we could face a number of issues, including:

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

We are currently party to license agreements under which we acquired rights to develop and market AJ201, BAER-101, and IV tramadol. The applicable license agreement for IV tramadol will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the license agreement pertaining to IV tramadol, included provisions allowing early termination by: (i) Revogenex Ireland Ltd. (“Revogenex”) if the FDA did not issue an approval or otherwise issues a “not approvable” notice for the NDA within 15 months after the NDA was filed with the FDA, although this termination right will be tolled if we are using commercially reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV tramadol of at least $20 million in any given calendar year, with certain exceptions.

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

Finally, we licensed rights to AJ201 from AnnJi under a license agreement we entered into in February 2023. Under this license agreement, we obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation, and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. The license is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom, and Israel. The license agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification, and intellectual property protection. If we fail to comply with the terms of this license agreement, we could lose rights to develop and market AJ201.

In the future, we may become party to licenses that are important for product development and potential commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture, or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

In addition to seeking patent protection for our product candidates or future product candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

General Risk Factors

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, including the invasion of Ukraine by military forces of the Russian Federation and the war between Israel and Hamas in Gaza, the availability and cost of credit, the U.S. mortgage market, and the residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased interest rate, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We are a listed and traded public company. As a public company, we incur significant legal, accounting, and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the rules of the Nasdaq Stock Market, on which our common stock is listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we have in place a process to document and evaluate our internal control over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation, or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Any system failure, accident, or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods, and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability, and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition, and prospects. Any of the aforementioned circumstances may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Pertaining to the Influence of Fortress

Fortress controls a voting majority of our common stock.

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock, or the “Class A Preferred Stock Ratio.” Thus, Fortress will at all times have voting control of us. Further, for a period of ten (10) years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of our directors.

Accordingly, conflicts of interest may arise between Fortress and its affiliates, on the one hand, and us and our other stockholders, on the other hand. In resolving these conflicts of interests, Fortress may favor its own interests and the interests of its affiliates, over the interests of our other stockholders, which could cause a material adverse effect on our business, financial condition, and results of operations. This concentration of voting power may also have the effect of delaying, preventing, or deterring a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock.

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

We entered into certain agreements with Fortress in connection with our separation from Fortress into an independent company, including the Management Services Agreement (the “MSA”) and the Founders Agreement, and entered into the Contribution Agreement with Fortress in May 2022. While we believe the terms of these agreements are reasonable, they might not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, payment of a royalty on product sales, the provision of employment and transition services, and the contribution to us of a majority of the outstanding equity securities of Baergic previously held by Fortress. We might have received better terms from third parties because, among other things, third parties might have competed with each other to win our business.

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

Fortress’ current or future financial obligations and arrangements, or an event of default thereon, may change the ownership dynamic of us by Fortress.

Any default or breach by Fortress under any current or future credit agreement or arrangements may have an adverse effect on our business. Fortress has pledged, as collateral to certain of its creditors, equity in the Company. If Fortress were to default on its obligations to any such creditor, that creditor, whose interests may not align with those of our other stakeholders, could acquire a controlling interest in the Company. In addition, Fortress’ current credit agreement with Oaktree Capital (the “Oaktree Credit Agreement”) contains certain affirmative and negative covenants and events of default that apply in different instances to Fortress itself, its private subsidiaries, its public subsidiaries, or combinations of the foregoing. Although we are not a party to the Oaktree Credit Agreement, because Fortress controls our stockholder vote, Fortress may not permit us to effect certain actions which we feel would be in the Company’s best interests, but which Fortress cannot allow so as to remain in compliance with the Oaktree Credit Agreement.

Item 1B.            Unresolved Staff Comments

None.

Item 1C.            Cybersecurity

Cybersecurity Risk Management and Strategy

We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats. We also engage with third parties, including consultants, to enhance our security processes.

We have previously engaged and currently engage third parties to assess the effectiveness of our cybersecurity and technology management strategy and continue to seek to implement new, and improve existing, processes regularly to adjust for changes in technology, internal or external threats, business strategy, and regulatory requirements. We, and our third parties, have deployed managed detection and response services to monitor our technology infrastructure and information systems for possible threats. Our technology management strategy also includes ongoing security training and education for employees regarding threats, including their role and responsibility in detecting and responding to such threats.

We review the processes of our third party vendors and consider their ability to adhere to relevant industry practices and maintain adequate technology risk programs. In addition, we maintain cyber and cyber-related crime insurance coverage policies as part of our overall risk management strategy, however, our policies may not be sufficient to cover against all potential future claims, if any.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A. Risk Factors “Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity”.

Cybersecurity Governance

While our Board of Directors is responsible for oversight and risk management in general, our Audit Committee provides oversight of our technology management strategy to ensure that cybersecurity threats and risks are identified, evaluated, and managed. The Audit Committee receives periodic updates from our management team regarding the overall state of our technology management strategy and any relevant risks from cybersecurity threats and cybersecurity incidents.

Our management team is responsible for assessing and managing the material risks from cybersecurity threats. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our management team is informed of and monitors the prevention, detection, and mitigation of cybersecurity threats and incidents.

Item 2.               Properties

Our corporate and executive office is located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154. We are not currently under a lease agreement at 1111 Kane Concourse, but we are provided access to this space by Fortress at no cost to us. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3.               Legal Proceedings

To our knowledge, there are no material legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions we have deemed not material and not expected to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners, and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, negligence and other matters, and seeking resulting alleged damages.

Item 4.               Mine Safety Disclosures

Not applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on The Nasdaq Capital Market under the symbol “ATXI”.

Holders of Record

As of March 1, 2024, there were approximately 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.            Reserved

Item 7.            Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see the section of this report titled "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy’s Disease), an intravenous formulation of tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

Our net loss for the years ended December 31, 2023 and 2022 was approximately $10.5 million and $3.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $90.9 million. Substantially all our net losses resulted from costs incurred for licenses acquired, research and development, and general and administrative purposes.

We expect to continue to incur research and development costs and general and administration costs and incur operating losses for at least the next several years as we continue the development of our product candidates.

We intend to obtain additional capital through the sale of debt or equity securities or other arrangements to fund our operations, research and development activity or regulatory approval activity; however, there can be no assurance that we will be able to raise the necessary capital under acceptable terms, if at all. The sale of additional equity or securities convertible into or exercisable for equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of our common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. We may also seek financing through strategic partnerships for some or all of our portfolio assets. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

AJ201

In February 2023, we announced that we entered into a license agreement (the “AnnJi License Agreement”) with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”) whereby we obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the United States (“U.S.”) for the treatment of SBMA.

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, we paid an initial cash license fee of $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1.0 million was paid on September 8, 2023. We are also obligated to make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

In connection with the signing of the AnnJi License Agreement, we issued 831,618 shares of our common stock to AnnJi (the “First Tranche Shares”) in March 2023, and an additional 276,652 shares of our common stock in September 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (the “Second Tranche Shares” and, together with the First Tranche Shares, the “Consideration Shares”). The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. We will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. In connection with the execution of the AnnJi License Agreement, we agreed to file a registration statement to register the resale of the Consideration Shares. We filed such registration statement on Form S-3 on June 16, 2023, and the registration statement was subsequently declared effective by the SEC on June 27, 2023.

In July 2023, we announced the first patient was dosed in the Phase 1b/2a trial of AJ201 for the treatment of SBMA. The 12-week, multicenter, randomized, double-blind trial is expected to enroll approximately 25 patients, randomly assigned to AJ201 (600mg/day) or placebo. The primary endpoint of the study is to assess safety and tolerability of AJ201 in subjects with clinically and genetically defined SBMA. Secondary endpoints include pharmacodynamic data measuring change from baseline in mutant androgen receptor protein levels in skeletal muscle and changes in the fat and muscle composition as seen on MRI scans. Further details on the study can be found using the ClinicalTrials.gov identifier NCT05517603. Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

In January 2024, we announced the completion of enrollment for the Phase 1b/2a trial with topline data anticipated in the second quarter of 2024.

IV Tramadol

As more fully described in the Business section above, in February 2022, we had our Advisory Committee meeting with the U.S. Food and Drug Administration ("FDA") regarding IV tramadol. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. In March 2022, we received an Appeal Denied Letter from the OND in response to the FDRR. In August 2022, we participated in a Type A Meeting with the FDA Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) regarding a briefing document submitted that presented a study design we believed would have the potential to address the comments and deficiencies noted in the Appeal Denial Letter. The meeting on August 9, 2022 was a collaborative discussion on the study design and potential path forward. We incorporated the FDA’s suggestions from the meeting minutes and submitted a detailed study protocol.

We participated in a Type C meeting with the FDA in March 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. We announced in April 2023 that we received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicate that we are in agreement with the FDA on a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes indicate that the FDA also agrees that a successful study will support the submission of a complete response to the second Complete Response Letter for IV tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the DAAAP.

In January 2024, we announced that we reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint. The final non-inferiority study is designed to assess the risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Of note, this study design was used in the first of two Phase 3 trials. In a Phase 3 safety study to be conducted, patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of respiratory depression.

We plan to initiate the study as soon as possible, subject to having the necessary financing.

BAER-101

On May 11, 2022, we entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to us. The acquisition was completed on November 8, 2022 and as a result, Baergic is currently a majority-controlled and owned private subsidiary company of Avenue.

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”). BAER-101 (formerly known as AZD7325) was originally developed by AstraZeneca and has been studied in clinical trials involving over 700 patients.

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rate from the Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally. The data were subsequently presented at the American Epilepsy Society (“AES”) 2023 Annual Meeting in December 2023 and at the American Society for Experimental Neurotherapeutics (“ASENT”) 2024 Annual Meeting in March 2024. The data were also published in Drug Development Research in February 2024.

Under the Contribution Agreement, Fortress also agreed to assign to us certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement. Consummation of the transactions contemplated by the Contribution Agreement was subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of no less than $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals Inc. (“InvaGen”) to (A) have 100% of its shares in us repurchased by us and (B) terminate certain of the agreements to which it was party with us and/or Fortress in connection with InvaGen’s 2019 equity investment in us, which eliminated certain negative consent rights of InvaGen over us and restored certain rights and privileges of Fortress in us; and (iii) the sustained listing of our common stock on Nasdaq.

The Baergic transaction expands our development portfolio within neurologic diseases. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

Other Recent Developments

Nasdaq Deficiency Letters

On May 19, 2023, we received a deficiency letter (the “First Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (the “Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”).  In accordance with Nasdaq rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance (the “Compliance Plan”).  We submitted our Compliance Plan and, on July 17, 2023, the Staff granted our request for an extension through November 15, 2023 to regain compliance with the Stockholders’ Equity Requirement.  We were unable to demonstrate compliance with the Stockholders’ Equity Requirement by that date, and, on November 20, 2023, the Staff formally notified us that it would move to delist our securities from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We submitted the request for a hearing before the Panel (the “Hearing”), which request stayed any further action by Nasdaq pending completion of the Hearing and the expiration of any extension that may be granted by the Panel to the Company.

Also as previously disclosed, on September 27, 2023, we received a second deficiency letter (the “Second Letter”) from the Staff stating that the bid price of our common stock had closed below $1.00 per share for 30 consecutive business days and, as such, we were not in compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded a 180-calendar day grace period, through March 25, 2024, to regain compliance with the Bid Price Requirement.

The Hearing before the Panel was held on February 15, 2024 and, by decision dated March 11, 2024, the Panel granted the Company's request for an extension through May 20, 2024 to demonstrate compliance with the Stockholders' Equity Requirement and Bid Price Requirement.  In order to timely evidence compliance with the Bid Price Requirement in particular, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10, though generally not more than 20, consecutive business days by May 20, 2024. The Company is considering all options available to it to regain compliance with the Stockholders’ equity Requirement and the Big Price Requirement; however, there can be no assurance that we will be able to do so.

Authorized Share Increase

On January 9, 2024, stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock, par value $0.0001 per share, authorized under the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 75,000,000 to 200,000,000 (the “Authorized Shares Increase”). On February 20, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase.

Action by Written Consent of Stockholders to Effect Reverse Stock Split

Effective March 6, 2024, the holders of a majority of the voting power of the capital stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company to, without further stockholder approval, effect a reverse stock split of the Company's issued and outstanding common stock within a range of between 1-for-30 and 1-for-75 (with the board of directors being authorized to determinate the exact ratio) (the "Reverse Stock Split") by filing an amendment (the "Reverse Split Amendment") to the Company's Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The written consent was signed by the holders of 3,133,886 shares of the Company’s common stock and 250,000 shares of the Company’s Class A Preferred Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Preferred Stock has the voting power of 1.1 times (A) the number of outstanding shares of common stock plus (B) the whole shares of Company common stock into which the outstanding shares of Class A Preferred Stock are convertible, divided by the number of outstanding shares of Class A Preferred Stock, or 194.8 votes per share as of March 6, 2024. Accordingly, the holders of approximately 56% of the voting power of the Company’s capital stock as of March 6, 2024 signed the written consent approving the Reverse Stock Split and the Reverse Split Amendment. The board of directors also approved the Reverse Stock Split and the Reverse Split Amendment.

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

Stock-Based Compensation

We expense stock-based compensation to employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based award expense is recognized over the requisite service period for each separately vesting tranche of the award.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding common stock warrants issued in connection with the equity financings completed in 2022 and January 2023 are each classified as liabilities in the consolidated balance sheet as they contain terms for redemption of the underlying security that are outside our control. We use the Black-Scholes option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price.  We have also used the Monte Carlo option pricing model to initially value the warrants issued in 2022. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	For The Years Ended
	December 31,		Change
($ in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$6,131	$2,698	$3,433	127%
Research and development - licenses acquired	4,230	—	4,230	N/A
General and administrative	4,179	5,345	(1,166)	-22%
Loss from operations	(14,540)	(8,043)	(6,497)	81%

Interest income	(126)	(20)	(106)	530%
Financing costs - warrant liabilities	332	1,160	(828)	-71%
Change in fair value of warrant liabilities	(4,258)	(5,580)	1,322	-24%
Net Loss	$(10,488)	$(3,603)	$(6,885)	191%

Net loss attributable to non-controlling interests	(111)	(51)	(60)	118%
Net Loss attributable to common stockholders	$(10,377)	$(3,552)	$(6,825)	192%

N/A - not applicable or not meaningful

Research and Development Expenses

For the years ended December 31, 2023 and 2022, research and development expenses were $6.1 million and $2.7 million, respectively. The $3.4 million increase primarily reflects an increase of $4.7 million in clinical trial expenses, $0.2 million in Fortress-Avenue Master Services Agreement ("MSA") fees and $0.1 million in IV tramadol supply expenses, offset by a decrease of $1.0 million in advisory committee preparation and costs, $0.5 million in compensation costs and $0.1 million in non-cash stock compensation costs.

For the years ended December 31, 2023 and 2022 research and development - licenses acquired expenses were $4.2 million and $0, respectively. The increase of $4.2 million is due to the AnnJi $3.0 million upfront payment and $1.2 million fair value of the Consideration Shares.

We expect our research and development activities to continue at an elevated level as we attempt to gain regulatory approval for IV tramadol and pursue continued development of AJ201 and BAER-101, reflecting costs associated with the following:

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public company reporting related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and potential commercialization of our product candidates.

For the years ended December 31, 2023 and 2022, general and administrative expenses were $4.2 million and $5.3 million, respectively. The $1.1 million decrease primarily reflects a decrease of $2.0 million in expenses related to the repurchase of shares held by InvaGen in 2022, offset by increased expense of $0.3 million in non-cash stock compensation costs, $0.2 million in MSA fees, $0.2 million in consulting and professional fees, $0.1 million in personnel costs and $0.1 million in travel and entertainment costs.

Interest Income

Interest income was $0.1 million and $20 thousand for the years ended December 31, 2023 and 2022, respectively. The increase in interest income was due to increased interest rates on our cash and cash equivalents.

Financing costs – warrant liabilities

Financing costs of our warrant liabilities reflect an allocation of total financing costs associated with the public offering in October 2022 and registered direct offering and private placement in January 2023 (the "January 2023 Registered Direct Offering and Private Placement"), on the basis of the fair value of the warrant liabilities as compared to the total proceeds received by us in such offerings.

Change in fair value of warrant liabilities

Change in the estimated fair value of warrant liabilities is comprised of the fair value remeasurement of the liabilities associated with the October 2022 Public Offering and January 2023 Registered Direct Offering and Private Placement. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The approach requires management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach in 2022 and using the Black-Scholes Model in 2023. (see Note 8 to our audited consolidated financial statements included herein).

Liquidity and Capital Resources

At December 31, 2023, we had $1.8 million in cash and cash equivalents as compared to $6.7 million at December 31, 2022. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common and preferred stock. We expect that our expenses will increase substantially for the foreseeable future as we continue to execute on our product development plan and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan past the third quarter of 2024. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Years Ended December 31, 2023 and 2022

	For The Years Ended
	December 31,
($ in thousands)	2023	2022
Total cash and cash equivalents (used in)/provided by:
Operating activities	$(9,451)	$(7,596)
Investing activities	(3,000)	—
Financing activities	7,526	10,541
Net increase/(decrease) in cash and cash equivalents	$(4,925)	$2,945

Operating Activities

Net cash and cash equivalents used in operating activities was approximately $9.5 million for the year ended December 31, 2023, primarily comprised of our $10.5 million net loss, $4.3 million reduction in fair value of the warrant liability and $0.3 million change in operating assets and liabilities, partially offset by an increase in our non-cash charges of $5.6 million. Increases in our non-cash charges consisted primarily of the $3.0 million AJ201 license payment, $1.2 million in share issuance costs for licenses acquired, $0.9 million in share-based compensation, $0.4 million of common shares issuable, and $0.1 million for shares issued to Fortress.

Net cash and cash equivalents used in operating activities was approximately $7.6 million for the year ended December 31, 2022, primarily comprised of our $3.6 million net loss and decrease in operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $0.4 million in share-based compensation.

Investing Activities

Net cash used in investing activities was approximately $3.0 million for the year ended December 31, 2023 comprised of the $3.0 million license payment related to AJ201. There was no investing activity in 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $7.5 million, primarily related to $3.8 million in proceeds from the sale of our securities in the November 2023 Public Offering, $3.1 million in proceeds from the sale of our securities in the January 2023 Registered Direct Offering and Private Placement, and $0.6 million in proceeds from the sale of our securities in the September 2023 Private Placement.

Net cash provided by financing activities for the year ended December 31, 2022 was $10.5 million, primarily related to $11.5 million in proceeds from the sale of our securities in our underwritten public offering in October 2022 and $0.1 million proceeds from exercises of warrants, partially offset by the $1.1 million repurchase of shares of our common stock from InvaGen.

Sources of Liquidity

January 2023 Registered Direct Offering and Private Placement

On January 27, 2023, we entered into a Securities Purchase Agreement (the “January 2023 Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which we agreed to issue and sell (i) 448,000 shares (the “January 2023 Shares”) of our common stock at a price per share of $1.55 and (ii) pre-funded warrants (the “January 2023 Pre-funded Warrants”) to purchase 1,492,299 shares of common stock, at a price per January 2023 Pre-funded Warrant equal to the price per January 2023 Share, less $0.001 (the “January 2023 Registered Direct Offering”). The January 2023 Pre-funded Warrants had an exercise price of $0.001 per share, became exercisable upon issuance and have been fully exercised.

On January 27, 2023, we also entered into a Securities Purchase Agreement (the “January 2023 PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“January 2023 Private Placement”) of warrants (the “January 2023 PIPE Warrants”) to purchase 1,940,299 shares of common stock. Pursuant to the January 2023 PIPE Purchase Agreement, we agreed to issue and sell the January 2023 PIPE Warrants at an offering price of $0.125 per January 2023 PIPE Warrant to purchase one share of common stock. The January 2023 PIPE Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the January 2023 PIPE Warrants), are exercisable six months after issuance and will expire three years from the date on which the January 2023 PIPE Warrants become exercisable. The January 2023 PIPE Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividends, rights offerings and pro rata distributions. The January 2023 Private Placement closed on January 31, 2023, concurrently with the January 2023 Registered Direct Offering.

We received net proceeds from the January 2023 Registered Direct Offering and Private Placement of $2.8 million, after deducting underwriting discounts, commissions and offering expenses before giving effect to any warrant exercises.

In connection with the January 2023 PIPE Purchase Agreement, we entered into a registration rights agreement (the “January 2023 Registration Rights Agreement”) with the investor. We filed such registration statement on Form S-1 in April 2023, and the registration statement was subsequently declared effective by the SEC in May 2023. As described in more detail below an in Note 10 to our audited consolidated financial statements included herein, we entered into an inducement offer letter agreement with the same institutional accredited investor who agreed exercise the January 2023 PIPE Warrants at a reduced exercise price of $0.3006 per share in January 2024.

September 2023 Private Placement

On September 8, 2023, we entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company (Dr. Rosenwald and Fortress, together, the “Private Placement Investors”), pursuant to which we agreed to issue and sell 767,085 shares (the “September 2023 Private Placement Shares”) of our common stock, for an aggregate purchase price of approximately $0.6 million in a private placement transaction (the “September 2023 Private Placement”). The September 2023 Private Placement Shares were purchased by the September 2023 Private Placement Investors at a price per share of $0.717, which was the “consolidated closing bid price” of the common stock on Nasdaq as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The net proceeds to us from the September 2023 Private Placement, after deducting offering expenses, were approximately $0.6 million. We did not incur any underwriting or placement agent fees associated with the September 2023 Private Placement.

In connection with the September 2023 Private Placement, we entered into a registration rights letter agreement (the “Registration Rights Letter Agreement”) with the Private Placement Investors. Pursuant to the Registration Rights Letter Agreement, we will be required to file, on or prior to September 8, 2024 (the “Private Placement Filing Date”), a resale registration statement (the “Private Placement Resale Registration Statement”) with the SEC to register the resale of the September 2023 Private Placement Shares.

November 2023 Public Offering

On October 31, 2023, we entered into a Placement Agency Agreement (the “November 2023 Placement Agency Agreement”) with Maxim Group LLC and Lake Street Capital, LLC as placement agents (together, the “November 2023 Placement Agents”) related to the our public offering (the “November 2023 Offering”) of 16,633,400 units (each consisting of either (A) one share of the our common stock, par value $0.0001 per share, a Series A warrant (“November 2023 Series A Warrant”) to purchase one share of common stock and a Series B warrant (“November 2023 Series B Warrant” and, collectively with the Series A Warrants, “November 2023 Warrants”) to purchase one share of common stock (such units, the “November 2023 Common Units”) or (B) one pre-funded warrant to purchase one share of our common stock (the “November 2023 Pre-funded Warrants”), a November 2023 Series A Warrant and a November 2023 Series B Warrant (such units, the “November 2023 Pre-funded Units” and together with the common stock, the November 2023 Warrants, the November 2023 Common Units and the November 2023 Pre-funded Warrants, the “November 2023 Securities”)). Under the terms of the November 2023 Placement Agency Agreement, the Placement Agents acted as our exclusive placement agents to solicit offers to purchase the November 2023 Securities on a “best efforts” basis. We also entered into a securities purchase agreement, dated as of October 31, 2023 (the “November 2023 Securities Purchase Agreement”), with certain institutional investors buying November 2023 Securities in the November 2023 Offering. In the November 2023 Offering, 3,853,400 November 2023 Common Units were sold at a price of $0.3006 per unit and the 12,780,000 November 2023 Pre-Funded Units were sold at a price of $0.3005.

The November 2023 Series A Warrants became immediately exercisable upon issuance at a price of $0.3006 per share for a period of five years after the issuance date. The November 2023 Series B Warrants became immediately exercisable upon issuance at a price of $0.3006 per share for a period of 18 months after the issuance date. The November 2023 Pre-funded Warrants became immediately exercisable upon issuance at a price of $0.0001 per share until exercised in full. The November 2023 Shares, the November 2023 Pre-funded Warrants and the November 2023 Warrants were immediately separable upon issuance and were issued separately. We consummated the transactions contemplated by the November 2023 Offering and the November 2023 Placement Agency Agreement on November 2, 2023.

We received net proceeds from the November 2023 Offering of approximately $3.8 million, after deducting the placement agent fees and offering expenses, before giving effect to any exercises of the November 2023 Warrants. As described in more detail below and in Note 10 to our audited consolidated financial statements included herein, we entered into an inducement offer letter agreement with certain investors in the November 2023 Offering who agreed to exercise certain outstanding November 2023 Warrants to purchase up to an aggregate of 14,600,000 shares of common stock at their exercise price of $0.3006 per share in January 2024.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, we entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding January 2023 PIPE Warrants and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “Inducement Letters”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding November 2023 Warrants (and, together with the January 2023 Warrants, the “Existing Warrants”) to purchase up to an aggregate of 14,600,000 shares of common stock. The January 2023 Warrants had an exercise price of $1.55 per share, and the November 2023 Warrants had an exercise price of $0.3006 per share. Pursuant to the Inducement Letters, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $0.3006 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $0.3006, in each case in consideration for our agreement to issue in a private placement (x) Series A Warrants to purchase up to 16,540,299 shares of common stock and (y) Series B Warrants to purchase up to 16,540,299 shares of common stock. The gross proceeds to us from the exercise of the warrants was approximately $5.0 million, before deducting placement agent fees and offering costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with licensors, CROs, contract manufacturing organizations (CMOs) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

We have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory, and commercial milestones (such as clinical trial development, product approval by the FDA or other regulatory agencies, product launch, or product sales). These commitments include:

 Under our license agreement with AnnJi, pursuant to which we licensed exclusive rights to the intellectual property underlying the AJ201 product candidate, we are required to make periodic payments based upon development, regulatory, and commercial milestones. The maximum Phase 1b/2a clinical development payments we are obligated to make are $10.8 million, of which $6.3 million is remaining as of December 31, 2023. Additional development, regulatory, and commercial milestone payments totaling $207.0 million may also be payable. Royalties are payable on net sales of products covered by the licensed intellectual property ranging from low-to-mid single digits.

Our subsidiary, Baergic, has entered into two license agreements with: (i) AstraZeneca AB to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound and (ii) Cincinnati Children's Hospital Medical Center to acquire patent and related intellectual property rights pertaining to a program for neurological disorders. Development milestones totaling approximately $81.5 million in the aggregate are due upon achievement of such milestones, and commercial and sales-based milestone payments totaling approximately $151.0 million may be payable. Royalties are payable on net sales of products covered by the licensed intellectual property in the low to high single digits.

We entered into a license agreement with Revogenex, pursuant to which we received a worldwide exclusive license to make, market and sell IV tramadol. A regulatory milestone of $3.0 million is payable on approval high single-digit to low double-digit royalties are payable on net sales.

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4 million in aggregate. As of December 31, 2023, we have paid $0.5 million towards this aggregate amount.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2023, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.            Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors, including their ages as of March 1, 2024:

Name	Age	Position	Director Since
Jay Kranzler, M.D., PhD	66	Chairman of the Board of Directors	2017
Faith Charles	62	Director	2022
Neil Herskowitz	67	Director	2015
Lindsay A. Rosenwald, M.D.	68	Director	2015
Curtis Oltmans	60	Director	2021
Alexandra MacLean, M.D.	57	Director	2023

Information About our Directors

Jay Kranzler, M.D., PhD - Chairman

Dr. Kranzler, 66, joined our Board of Directors (“Board”) in February 2017 and was appointed Chairman in March 2023. Dr. Kranzler has been a Founder, Chief Executive Officer, Board Member, and Advisor to leading life science companies for over 30 years. He is currently Chairman and Chief Executive Officer of Urica Therapeutics, Inc., a clinical-stage biopharmaceutical company and subsidiary of Fortress Biotech, Inc. (“Fortress”), where he has served since October 2022. He is also currently a board member of multiple private companies, including Pastorus Inc., Navitas Pharma, and ImmunoBrain Checkpoint, each focused on the research and experimental development of therapeutics. Dr. Kranzler started his career at McKinsey & Company where he was instrumental in establishing that firm’s pharmaceutical practice. He was a founder of Perception Neuroscience (acquired by ATAI Life Sciences) and also served as CEO of Cytel Corporation, a company focused on the development of immunomodulatory drugs. Following Cytel, Dr. Kranzler became the CEO of Cypress Bioscience, where he was credited for the development of Savella™ (milnacipran) for the treatment of fibromyalgia. Dr. Kranzler was also Vice President, Head of Worldwide External R&D Innovation and Strategic Investments at Pfizer. During his career, Dr. Kranzler has developed drugs, medical devices, as well as diagnostics, and is the inventor on multiple patents. Dr. Kranzler graduated from Yale University School of Medicine with MD and PhD degrees with a focus in psychopharmacology and he currently serves as an Adjunct Professor at the NYU Langone School of Medicine and Stern School of Business. We believe that Dr. Kranzler is qualified to serve on our Board due to his management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Faith Charles

Faith L. Charles, 62, has been a corporate transactions and securities partner at the law firm of Thompson Hine, LLP since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. Since March 2021, Ms. Charles has served on the Board of Directors and various committees of Abeona Therapeutics Inc. (Nasdaq: ABEO), a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases whose common stock is listed on the Nasdaq. From 2018 until October 2021, Ms. Charles served on the Board of Directors and as a member of the Audit Committee and Chair of the Compensation Committee of Entera Bio Ltd. (Nasdaq: ENTX), a publicly-traded biotechnology company. She has served on the Board of Directors of Conduit Pharmaceuticals, Inc. (Nasdaq: CDT), a publicly traded disease agnostic life sciences company providing an efficient model for compound development, since September 2023, and as Chair of the Board of Directors of CNS Pharmaceuticals, Inc. (Nasdaq:  CNSP), a publicly traded clinical stage pharmaceutical company developing anti-cancer drug candidates for the treatment of primary and metastatic cancers of the brain and central nervous system, since December 2022. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years and served on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City). She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D. degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. We believe that Ms. Charles is qualified to serve on our Board due to her expertise in legal matters relevant to our business, including in the life sciences industries.

Neil Herskowitz

Mr. Herskowitz, 67, joined our Board in August 2015 and has served as the Chairman of our Audit Committee since September 2016. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Additionally, Mr. Herskowitz served as a Board member of National Holdings, Inc. from 2016 to 2019, and serves as a Board member of Mustang Bio, Inc. (Nasdaq: MBIO), Journey Medical Corporation (Nasdaq: DERM) and Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), each of which are subsidiaries of Fortress. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. The Board believes, based on Mr. Herskowitz’s over 15 years of Audit Committee and Board experience in the biotech industry, that Mr. Herskowitz is qualified to serve as a member of our Board and as the Chairman of our Audit Committee.

Alexandra MacLean, M.D.

Dr. MacLean, 57, joined our Board in March 2023 and has served as Chief Executive Officer of the Company since August 2022. She previously served as Entrepreneur in Residence at Fortress, (Nasdaq: FBIO), the Company’s parent company, from November 2021 through July 2022. She previously served as General Partner and Principal at TVM Capital GmbH, an international life sciences venture capital firm, from January 2020 through October 2021; as Head of Licensing and Business Development at Imbrium Therapeutics L.P., a clinical-stage biopharmaceutical company and a subsidiary of Purdue Pharma, L.P. (“Purdue”), from January 2019 through January 2020; and in various roles at Purdue, a privately held pharmaceutical company, from 2015 to January 2019. Prior to joining Purdue, she served at Plasma Surgical, a medical device company, from 2014 to 2015, and Covidien, a medical devices and supplies manufacturer later acquired by Medtronic plc (NYSE: MDT), from 2010 to 2013. She began her career in the pharmaceutical industry at Merck & Co. (NYSE: MRK), a pharmaceutical company, where she worked from 2008 to 2010. Dr. MacLean holds an M.D. degree from Columbia University, Vagelos College of Physicians and Surgeons, an MBA from the University of Colorado – Boulder, and an M.Phil. from the University of Cambridge in History of Science. She obtained a B.Sc. in Physiology from McGill University. The Board believes, based on Dr. MacLean’s pharmaceutical industry experience and medical training, that Dr. MacLean has the appropriate set of skills to serve as a member of the Board.

Curtis Oltmans

Mr. Oltmans, 60, joined our Board in April 2021 and is currently Chief Legal Officer of Fulcrum Therapeutics, Inc. (Nasdaq: FULC), where he has served since November 2020, and has over 30 years of experience in corporate law including senior management positions in legal departments at several leading pharmaceutical and biotechnology companies. Prior to Fulcrum Therapeutics, Inc, he served as Vice President, Head of Litigation at DaVita Kidney Care, Inc. where he was responsible for all litigation, workers’ compensation and employee safety matters. Prior to DaVita Kidney Care, Mr. Oltmans was Executive Vice President, General Counsel and Corporate Secretary at Array BioPharma, Inc. (Nasdaq: ARRY), where he oversaw all legal, corporate governance, patent and compliance matters. He previously served as Corporate Vice President and General Counsel for Novo Nordisk, Inc. (NYSE: NVO), North America. He was responsible for strategic support in areas including market access, government affairs, communications and product marketing. He has also served as Assistant General Counsel for Eli Lilly and Company after beginning his legal career supporting clients in pharmaceutical and medical device litigation matters. Mr. Oltmans has received a certification from the National Association of Corporate Directors for Oversight of Cybersecurity. He served on the Board of Trustees for the Mercer County Boy’s and Girl’s Club. Mr. Oltmans has completed the CERT National Association of Corporate Directors certificate for Cybersecurity Oversight. Mr. Oltmans received a B.A. in political science from the University of Nebraska and his J.D. from the University of Nebraska College of Law. Based on Mr. Oltmans’ pharmaceutical industry experience, the Board believes that Mr. Oltmans has the appropriate set of skills to serve as a member of the Board.

Lindsay A. Rosenwald, M.D.

Dr. Rosenwald, 68, has served on our Board since inception and served as our Executive Chairman of the Board until March 2023. Dr. Rosenwald has also served as Chairman, President and Chief Executive Officer of Fortress (Nasdaq: FBIO), the Company’s parent company, since December 2013, and as a member of Fortress’ board since October 2009. Additionally, Dr. Rosenwald serves as a member of the board of directors of each of Fortress’ private subsidiaries (and has so served in each case since company inception). He has served as the Chairman of Journey Medical Corporation (Nasdaq: DERM), a subsidiary of Fortress, since October 2014, a director of Mustang Bio, Inc. (Nasdaq: MBIO), a subsidiary of Fortress, since March 2015, and a director of Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), a subsidiary of Fortress, since March 2015. From 1991 to 2008, Dr. Rosenwald served as the Chairman of Paramount BioCapital, Inc. The Board believes that Dr. Rosenwald’s extensive experience over the last 35 years in founding, capitalizing and managing numerous public and private biopharmaceutical companies qualifies him uniquely to serve on the Company’s Board. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

The following table sets forth information regarding our executive officers, including their ages as of March 1, 2024:

Name	Age	Position
Alexandra MacLean, M.D.	57	Chief Executive Officer
David Jin	33	Interim Chief Financial Officer and Chief Operating Officer

Information about our Executive Officers

Alexandra MacLean, M.D. — Chief Executive Officer

See Dr. MacLean's biography above in the section titled "Information About our Directors."

David Jin - Interim Chief Financial Officer and Chief Operating Officer

Mr. Jin, 33, has served as Interim Chief Financial Officer of the Company since May 2022 and as the Company’s Chief Operating Officer since March 2022. He previously served as the Interim Chief Executive Officer of the Company from March 2022 until August 2022. He also serves as Chief Financial Officer and Head of Corporate Development at Fortress (Nasdaq: FBIO), the Company’s parent company. Prior to beginning his service at Fortress, he was a member of the Private Equity group at Barings focused on control equity and asset-based investments in pharma and biotech. Before that, he was Director of Corporate Development at Sorrento Therapeutics, Inc., Vice President of Healthcare Investment Banking at FBR & Co., and began his career in management consulting at IMS Health (now IQVIA). Mr. Jin has a Bachelor of Science degree in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University.

Family Relationships

There are no family relationships between or among our directors and executive officers.

Board Leadership Structure

Our Bylaws provide that our Board shall consist of between one to nine directors, and such number of directors within this range may be determined from time to time by resolution of our Board or our stockholders. The Board most recently set the number of directors at six members.

The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman, as the Board believes that it is in the best interests of the Company to make that determination based on the direction of the Company and the current membership of the Board. The Board has determined that at present having Dr. Kranzler serve as Chairman and Dr. MacLean serve as our Chief Executive Officer is in the best interest of the Company’s stockholders.

Role of Board in Risk Oversight

The Company has a risk management program overseen by our Chief Executive Officer and the Board. Dr. MacLean and management identify material risks and prioritize them for our Board. Our Board regularly reviews information regarding our credit, liquidity, operations, and compliance as well as the risks associated with each.

Board Committees

Our Board has established an Audit Committee and a Compensation Committee. The composition and responsibilities of each of the committees of our Board are described below.

Audit Committee

The Audit Committee currently consists of Neil Herskowitz, Curtis Oltmans, and Faith Charles. Mr. Herskowitz serves as the Chairperson of the Audit Committee.

The Audit Committee was formed on May 15, 2017 and held 4 meetings during the fiscal year ended December 31, 2023 and took action by unanimous written consent one time. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee and which is reviewed annually by our Audit Committee. A copy of the Charter of the Audit Committee is available on our website, located at www.avenuetx.com. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation, and oversight of our independent registered public accounting firm.

The SEC and The Nasdaq Stock Market (“Nasdaq”) have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our Board has determined that Mr. Herskowitz is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board and our Audit Committee. Please see Neil Herskowitz’s biography in the section titled “Information About our Directors” above for a description of his relevant experience.

Compensation Committee

The Compensation Committee was formed on May 15, 2017. The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2023 and took action by unanimous written consent one time. The Compensation Committee currently consists of Neil Herskowitz and Curtis Oltmans, with Mr. Herskowitz serving as Chairperson. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.avenuetx.com, and is reviewed annually by the Compensation Committee. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, reviewing and approving, or making recommendations to our Board with respect to, the compensation of our Chief Executive Officer and our other executive officers, overseeing an the evaluation of our senior executives, and overseeing and administering our cash and equity incentive plans. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than herself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Avenue Therapeutics, Inc. 2015 Incentive Plan (the “2015 Plan”), to a special committee consisting of one or more directors who may but need not be officers of the Company. As of the date of this Annual Report on Form 10-K, however, the Compensation Committee had not delegated any such authority. The Board may engage a compensation consultant to conduct a review of its executive compensation programs in 2024. The Committee did not engage a compensation consultant in 2023.

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members. As a controlled company, we are not required to have a compensation committee composed entirely of independent directors. However, our Board has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board has determined that each member of our Compensation Committee is independent and is otherwise qualified to be a member of our Compensation Committee in accordance with such rules.

Nominating Process

We do not currently have a nominating committee or any other committee serving a similar function. Director nominations are approved by a vote of a majority of our independent directors as required under the Nasdaq rules and regulations. Although we do not have a written charter in place to select director nominees, our Board has adopted resolutions regarding the director nomination process. We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board.

We identify potential nominees to serve as directors through a variety of business contacts, including current executive officers, directors, community leaders and stockholders. We may, to the extent the Board deems appropriate, retain a professional search firm and other advisors to identify potential nominees.

We will also consider candidates recommended by stockholders for nomination to our Board. A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our Corporate Secretary, David Jin, at our offices located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, Florida 33154. Any recommendation must be received not less than 50 calendar days nor more than 90 calendar days before the anniversary date of the previous year’s annual meeting. All stockholder recommendations of candidates for nomination for election to our Board must be in writing and must set forth the following: (i) the candidate’s name, age, business address, and other contact information, (ii) the number of shares of common stock, par value $0.0001 per share (“Common Stock”), beneficially owned by the candidate, (iii) a complete description of the candidate’s qualifications, experience, background and affiliations, as would be required to be disclosed in the proxy statement pursuant to Schedule 14A under the Exchange Act, (iv) a sworn or certified statement by the candidate in which he or she consents to being named in the proxy statement as a nominee and to serve as director if elected, and (v) the name and address of the stockholder(s) of record making such a recommendation.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics (the “Code”), which applies to all of our directors, officers and employees. The Code includes guidelines dealing with the ethical handling of conflicts of interest, compliance with federal and state laws, financial reporting, and our proprietary information. The Code also contains procedures for dealing with and reporting violations of the Code. We have posted our Code on our website, located at www.avenuetx.com.

Item 11.           Executive Compensation

Named Executive Officers

This section discusses the material components of the executive compensation program for our named executive officers ("NEOs").

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2023 and 2022.

Summary Compensation Table

As determined in accordance with SEC rules, our “named executive officers” for purposes of this Annual Report on Form 10-K are the two individuals set forth below. The following table sets forth information concerning compensation paid by the Company to its named executive officers for services rendered to it in all capacities during the years ended December 31, 2023 and December 31, 2022.

				Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	($)(2)	Total ($)
Alexandra MacLean	2023	400,000	—	800,000	—	13,200	1,213,200
Chief Executive Officer	2022	153,585	120,000	—	20,000	6,958	300,543
David Jin	2023	—	—	260,000	—	—	260,000
Interim Chief Financial Officer and Chief Operating Officer	2022	—	—	—	—	—	—

(1)

Reflects the aggregate grant date fair value of options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The Company estimates fair value of options granted using the Black-Scholes options pricing model on the date of the grant, using the assumptions described in Note 7.

(2)	Reflects employer contributions to the 401(k) retirement plan.

Narrative Disclosure to Summary Compensation Table

Terms of Employment with Dr. MacLean

On August 1, 2022, the Board of Directors of the Company appointed Alexandra MacLean, M.D. to serve as the Company's Chief Executive Officer. Dr. MacLean is employed on an at-will basis and has no written contract of employment. Her salary was increased from $332,000 to $400,000 in October 2022 and Dr. MacLean is eligible for an annual discretionary bonus of 40%.

Terms of Employment with Mr. Jin

Mr. Jin is employed by the Company on an at-will basis and has no written contract of employment. He currently receives no salary and would be eligible for bonus only on a discretionary basis based upon corporate factors and individual performance as determined by the Board.

Equity Awards

The Compensation Committee has granted each of Dr. MacLean and Mr. Jin the following equity awards under our 2015 Incentive Plan. In 2023, Dr. MacLean received an award of 800,000 options, and Mr. Jin received an award of 250,000 options, each of which vests as described in Footnote 1 to the Outstanding Equity Awards Table below.

Outstanding Equity Awards at Fiscal Year-End

The following awards that were previously granted under our 2015 Plan were outstanding as of December 31, 2023:

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price		Option Expiration Date
Alexandra MacLean	6/29/2023	200,000	(1)	600,000	1.14	(2)	6/29/2033
David Jin	6/30/2023	62,500	(1)	187,500	1.14	(2)	6/30/2033

(1) Represents options vesting annually in equal installments on August 1, 2023 - 2026.

(2) The closing sales price of the Company's common stock on June 29, 2023.

401(k) Plan

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant's directions. We make matching contributions into the 401(k) plan on behalf of participants equal to 100% on participant contributions up to 4% of their compensation. Participants are immediately and fully vested in all contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Our Board may elect to adopt additional qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interest.

Clawback Policy

Pursuant to Nasdaq listing requirements, we have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by executive officers employed by the Company or a subsidiary of the Company during an applicable recovery period (the “Clawback Policy”), effective as of October 2, 2023. Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to covered executive officers during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Director Compensation Program

Our directors set compensation for non-employee directors on an annual basis in accordance with our 2015 Plan. Our non-employee directors received the following compensation for service to the Board during 2023:

Cash Compensation:

●	$50,000 annual retainer;

●	$10,000 additional annual retainer for the Chairman of the Board; and

●	$10,000 additional annual retainer for the Audit Committee Chair.

Equity Compensation:

●

Options Award Grant: 100,000 options, which shall vest annually in equal installments over 3 years starting on January 1 following the year they were granted, subject to the director’s continued service on the Board on such date.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)(3)
Lindsay A. Rosenwald	—	104,000	—		104,000
Jay Kranzler, M.D., PhD	58,194	104,000	50,000	(4)	212,194
Faith Charles	50,000	104,000	—		154,000
Neil Herskowitz	60,000	104,000	—		164,000
Curtis Oltmans	50,000	104,000	—		154,000

(1)	Represents cash retainer for serving on our Board and committees of the Board, as applicable.

(2)

Reflects the aggregate grant date fair value of options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The Company estimates the fair value of options granted using the Black-Scholes options pricing model on the date of the grant, using the assumptions described in Note 7. The options vest annually in equal installments on January 1, 2024 - 2026.

(3)

As of December 31, 2023, the aggregate number of restricted stock, RSUs, and options issued to each non-employee director that remains unvested was as follows: Dr. Rosenwald, 100,000 options; Dr. Kranzler, 100,000 options and 3,268 restricted stock awards; Ms. Charles, 100,000 options; Mr. Herskowitz, 100,000 options and 3,268 restricted stock awards; Mr. Oltmans, 100,000 options and 3,268 restricted stock awards.

(4)

Reflects quarterly consulting fees of $12,500 paid by Baergic, pursuant to a consulting agreement between Dr. Kranzler and Baergic, effective December 1, 2020, whereby Dr. Kranzler provides consulting and advisory services related  to his expertise in neuroscience to Baergic in exchange for this quarterly fee. This agreement will remain in effect until the earlier of termination by either party with three days' notice or a "qualified financing" (as defined in Baergic Bio, Inc. Non-Employee Directors Compensation Plan).

As an employee director of the Company, Dr. MacLean does not receive compensation for her service as a director. Information regarding Dr. MacLean's compensation is provided above under "Summary Compensation Table" on page 63.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the indicated information as of December 31, 2023 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plan approved by shareholders	1,783,137	$ 1.14	3,352,489
Equity compensation plan not approved by shareholders	—	—	—
Total	1,783,137		3,352,489

Our equity compensation plan consists of the 2015 Incentive Plan, as amended, which was approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Stock Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 1, 2024 (the "Determination Date"), concerning the beneficial ownership of our Common Stock by:

●	each person we know to be the beneficial owner of more than 5% of our Common Stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of the Determination Date, there were 44,260,667 shares of our Common Stock outstanding. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of the Determination Date. Shares of our Common Stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Exchange Act. All share figures in the table below give effect to the 1-for-15 reverse stock split that became effective September 22, 2022.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Avenue Therapeutics, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Islands, Florida 33154.

Name of Beneficial Owner	Shares owned		Shares Under Exercisable Options (1)	Percentage of Shares Beneficially Owned
Jay Kranzler, M.D., PhD, Chairman of the Board of Directors	8,911		33,333	*
Alexandra MacLean, M.D., Chief Executive Officer and Director	—		200,000	*
David Jin, Chief Operating Officer and Interim Chief Financial Officer	—		62,500	*
Faith Charles, Director	—		33,333	*
Neil Herskowitz, Director	8,911		33,333	*
Curtis Oltmans, Director	3,268		33,333	*
Lindsay A. Rosenwald, M.D., Director	361,429	(2)	33,333	* %
All Executive officers and directors as a group (7 persons)	382,519		429,165	1.8%
5% or Greater Stockholders:
Fortress Biotech	3,150,552	(3)	—	7.1%
1111 Kane Concourse, Suite 301
Bay Harbor Islands, FL 33154

*Less than 1% of our common stock outstanding

(1)	Includes the rights to acquire beneficial ownership of common stock within 60 days of the Determination Date pursuant to currently vested and exercisable stock options.

(2)

Includes 11,111 shares of common stock issuable upon exercise of warrants held by Dr. Rosenwald. The warrants were issued by Fortress and are currently exercisable for shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to Dr. Rosenwald.

(3)	Includes 16,666 shares of common stock into which Fortress' 250,000 shares of Class A Preferred Stock may be converted at any time.

For purposes of the above table, a person is deemed to be the beneficial owner of any shares of Common Stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The written charter of the Audit Committee authorizes, and the Nasdaq listing rules require, the Audit Committee to review and approve related-party transactions. In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between the Company and its officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The following is a summary of each transaction or series of similar transactions since January 1, 2022 to which the Company was or is a party and that:

●	the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Founders Agreement with Fortress

Fortress entered into a Founders Agreement with the Company in February 2015, pursuant to which Fortress assigned to the Company all of its rights and interest under Fortress’s license agreement with Revogenex Ireland Ltd. for IV tramadol (the “License Agreement”). As consideration therefor, the Company assumed $3.0 million in debt that Fortress had accumulated for expenses and costs of forming the Company and obtaining the IV tramadol license. This debt was repaid to Fortress in 2017. As additional consideration for the transfer of rights under the Founders Agreement, the Company also agreed to: (i) issue annually to Fortress, on the anniversary date of the Founders Agreement, shares of Common Stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of the Company at the time of issuance (the “Annual Equity Fee”); (ii) pay an equity fee in shares of the Company Common Stock, payable within five (5) business days of the closing of any equity or debt financing for the Company or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in the Company’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing (the “Financing Equity Fee”); and (iii) pay a cash fee equal to four and one half percent (4.5%) of the Company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), Fortress is to be paid a one-time change in control fee equal to five (5x) times the product of (x) net sales for the twelve (12) months immediately preceding the change in control and (y) four and one-half percent (4.5%).

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement, (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement removed the Annual Equity Fee (though that mechanism was concurrently added as a feature of the Class A Preferred Stock, per the below) and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control (as defined therein) occurs. Concurrently with the A&R Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 153,333 Class A common shares for approximately 166,666 shares of Common Stock and 250,000 shares of Class A Preferred Stock. Pursuant to the terms of the Class A Preferred Stock held exclusively by Fortress, Fortress is entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock. Thus, Fortress will at all times have voting control of us. Further, for a period of ten years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, are entitled to appoint or elect the majority of our directors; however, the Company and Fortress waived application of this provision of the certificate of incorporation, and the holders of the Common Stock voted together with the holders of the Class A Preferred Stock for all directors at our most recent annual meeting of stockholders, with the holders of the Class A Preferred Stock utilizing the supervoting rights described above. In addition, the holders of the Class A Preferred Stock (currently, only Fortress) are entitled to receive the Annual Equity Fee.

Pursuant to the Founders Agreement, for the year ended December 31, 2023, we issued common stock to Fortress of 52,419 shares as a Financing Equity Fee. Additionally, we recorded a Financing Equity Fee of 415,718 shares of common stock and an Annual Equity Fee of 1,685,768 shares of common stock issuable to Fortress. We did not issue any shares of common stock to Fortress for the year ended December 31, 2022, and recorded a Financing Equity Fee of 90,909 shares of common stock and an Annual Equity Fee of 231,316 shares of common stock issuable to Fortress.

Management Services Agreement with Fortress

Effective as of February 17, 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services to the Company pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for an initial term of five (5) years (which initial term is subject to automatic five-year extensions unless terminated in certain cases), Fortress will render advisory and consulting services to the Company. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of the Company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). The Company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, the Company is not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable for any of the Company’s actions or inactions based upon Fortress’ guidance. Fortress and its affiliates have been contractually exempt from fiduciary duties to the Company relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which the Company has net assets in excess of $100.0 million at the beginning of the calendar year.

In connection with the Company’s execution of that certain Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and among, inter alia, the Company, Fortress and InvaGen Pharmaceuticals Inc. (“InvaGen”) (such Stock Purchase and Merger Agreement, the “SPMA”), Fortress agreed, under a separate Waiver and Termination Agreement (the “Waiver Agreement”) to contractually suspend: (i) all of its entitlements under the A&R Founders Agreement and the MSA and (ii) certain of its rights as a shareholder of the Class A Preferred Stock (including receipt of the Annual Equity Fee). The Waiver Agreement (together with all other extant SPMA-related agreements between the Company and InvaGen) was terminated in October 2022, meaning that all features of the A&R Founders Agreement, MSA and Class A Preferred Stock have been restored to full effect.

For the years ended December 31, 2023 and 2022, we had expenses related to the MSA of $500,000 and $83,333, respectively. From November 12, 2018 until October 2022, the MSA fee was waived under the terms of the Waiver Agreement between the Company, Fortress and InvaGen, which agreement has now terminated. Accordingly, payments under the MSA have resumed.

License Agreement with AnnJi Pharmaceutical

On February 28, 2023, we entered into a license agreement with AnnJi Pharmaceutical Co. Ltd., a Taiwanese company (“AnnJi”), whereby we obtained an exclusive license (the “License Agreement”) from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease. Under the License Agreement, in exchange for exclusive rights (as described below) to the intellectual property underlying the AJ201 product candidate, we paid an initial cash license fee of $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1 million was paid on September 8, 2023. We are also obligated to issue shares of our Common Stock (described below) and make the following additional payments over the course of the License Agreement:

●	reimbursement payments of up to $10.8 million in connection with the product's Phase 1b/2a clinical trial;
●	payments aggregating up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S.;
●	payments aggregating up to approximately $27.5 million in connection with certain drug development milestones pertaining to additional indications and development ex-U.S.;
●	payments aggregating up to approximately $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales; and
●

royalty payments based on a percentage of net sales, with such percentages ranging from the mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

In connection with the signing of the License Agreement, we issued 831,618 shares of our Common Stock, to AnnJi (the “First Tranche Shares”), and then issued an additional 276,652 shares of our Common Stock (the “Second Tranche Shares”, and together with the First Tranche Shares, the “Consideration Shares”) upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. The license provided under the License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. We will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi.

Acquisition of Baergic

In November 2022, we completed a Share Contribution Agreement, dated May 11, 2022 (the “Share Contribution Agreement”) with Fortress to acquire the shares in Baergic Bio, Inc. (“Baergic”), which is developing BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”). At the closing of the Share Contribution Agreement, Fortress transferred ownership of 100% of its shares (common and preferred) in Baergic, which was then a privately held subsidiary of Fortress. Under the Share Contribution Agreement, Fortress also agreed to assign to us certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement and Management Services Agreement. As a result of the transaction, Baergic is a majority-controlled and owned subsidiary of the Company. We did not pay any cash or issue any securities to Fortress in consideration of its shares of Baergic.

September 2023 Private Placement

As discussed above, on September 8, 2023, we entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company.  For additional information regarding this transaction, refer to the section above titled “September 2023 Private Placement."

Director Independence

The Company adheres to the corporate governance standards adopted by Nasdaq. Nasdaq rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board undertook its annual review of director independence on March 13, 2024. During the review, our Board considered relationships and transactions during 2023, 2022 and since inception between each director or any member of his or her immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Neil Herskowitz, Faith Charles, and Curtis Oltmans are independent under the criteria established by Nasdaq and our Board.

Fortress beneficially owns capital stock representing more than 50% of the voting power of our outstanding voting stock eligible to vote in the election of directors. As a result, we qualify as a “controlled company” and avail ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we are not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. Despite qualifying as a controlled company, our Board nevertheless is comprised of a majority of independent directors, and we have a separately constituted Compensation Committee.

Item 14.            Principal Accounting Fees and Services

Audit Fees

For the fiscal years ended December 31, 2023 and 2022, KPMG LLP billed us an aggregate of $649,500 and $347,000, respectively, in fees for the professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for such fiscal years, the reviews of our financial statements included in our Quarterly Reports on Form 10-Q during the four fiscal quarters of the fiscal year ended December 31, 2023.

For the fiscal year ended December 31, 2023, BDO USA, LLP (“BDO”) billed us an aggregate of $220,940 for professional services rendered in connection with consents and comfort letters. For the fiscal year ended December 31, 2022, BDO billed us an aggregate of $255,805 in fees for the professional services rendered in connection with the reviews of our financial statements included in our Quarterly Reports on Form 10-Q during the first three fiscal quarters of the fiscal year ended December 31, 2022 and other services provided in connection with registration statements.

Audit-Related Fees

During the fiscal years ended December 31, 2023 we incurred no costs from KPMG LLP for audit-related services reasonably related to the performance of the audits and reviews for that respective fiscal year.

During the fiscal year ended December 31, 2022 we incurred no costs from KPMG LLP or BDO for audit-related services reasonably related to the performance of the audits and reviews for the respective fiscal year.

Tax Fees

During the fiscal years ended December 31, 2023 and 2022, KPMG LLP billed us an aggregate of $36,543 and $21,250, respectively. for professional services fees rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2023 and 2022.

During the fiscal years ended December 31, 2023 and 2022, we incurred no costs from BDO related to professional fees for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, we were not billed by KPMG LLP or BDO for any fees for services, other than those described above, rendered to us for those two fiscal years.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. The potential services that might be provided by our independent registered public accounting firm fall into two categories:

●

Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services; and

●

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

3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.

3.6	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities of Avenue Therapeutics, Inc.*

4.4	Form of Warrant, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.5	Warrant Agent Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.6	Form of Series A Warrant (November 2023), filed as Exhibit 4.1 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.7	Form of Series B Warrant (November 2023), filed as Exhibit 4.2 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.8	Warrant Agent Agreement, dated October 31, 2023 by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.4 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.9	Form of New Series A Warrant (January 2024), filed as Exhibit 4.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

4.10	Form of New Series B Warrant (January 2024), filed as Exhibit 4.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

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

10.6	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.6.1	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed on December 17, 2021 (File No. 333-261710) and incorporated herein by reference.#

10.6.2	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.7

Stock Contribution Agreement between Avenue Therapeutics, Inc. and Fortress Biotech, Inc., dated May 11, 2022, filed as Exhibit 10.1 to Form 10-Q filed on August 15, 2022 (File No. 001-38114) and incorporated herein by reference.

10.8

Underwriting Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and Aegis Capital Corp., filed as Exhibit 1.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

10.9

Form of Securities Purchase Agreement (Registered Offering), dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.1 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.10

Form of Securities Purchase Agreement (PIPE), dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.2 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.11

Form of Registration Rights Agreement, dated January 27, 2023, by and among Avenue Therapeutics, Inc. and the purchaser party thereto, filed as Exhibit 10.5 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.12

Placement Agent Agreement entered into by and between Avenue Therapeutics, Inc. and Aegis Capital Corp., dated January 27, 2023, filed as Exhibit 10.7 to Form 8-K filed on February 1, 2023 (File No. 001-38114) and incorporated herein by reference.

10.13	Form of Avenue Therapeutics, Inc. Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.14	Registration Rights Letter Agreement, dated September 8, 2023, by and among the Company and the purchaser parties thereto, filed as Exhibit 10.1 to Form 8-K filed on September 8, 2023 (File No. 001-38114) and incorporated herein by reference.

10.15	Placement Agency Agreement dated October 31, 2023, by and among Avenue Therapeutics, Inc., Maxim Group LLC and Lake Street Capital Markets, LLC, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

10.16	Form of Securities Purchase Agreement, dated October 31, 2023, by and among Avenue Therapeutics, Inc. and investors party thereto filed as Exhibit 10.2 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

10.17	Form of January 2023 Investor Inducement Letter, filed as Exhibit 10.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.18	Form of November 2023 Investor Inducement Letter, filed as Exhibit 10.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.19	Consulting Agreement with Dr. Jay Kranzler, dated December 1, 2020.*

21.1	Subsidiaries of Avenue Therapeutics, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

97.1	Clawback Policy*

101

The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith.

** Subject to a request for confidential treatment.

^ Furnished herewith.

# Management contract or compensatory plan.

Item 16.              Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Avenue Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Avenue Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Valuation of warrant liabilities

As discussed in Note 1 to the consolidated financial statements, the Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. As discussed in Note 8, for issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants is re-measured at each financial reporting date. The outstanding October 2022 Warrants and January 2023 Warrants are classified as liabilities. The Black-Scholes model was used to value the October 2022 Warrants as of December 31, 2023, and the January 2023 Warrants at the time of issuance and as of December 31, 2023. Key inputs included the Company’s common stock price, risk-free interest rate, expected dividend yield, expected term in years, and expected volatility. At December 31, 2023, the Company recorded a warrant liability of $0.4 million related to the October 2022 Warrants. At January 31, 2023, the issuance date, and December 31, 2023, the Company recorded a warrant liability of $2.2 million and $0.2 million, respectively, related to the January 2023 Warrants.

We identified the evaluation of the fair value of the warrant liability for the October 2022 Warrants as of December 31, 2023 and for the January 2023 Warrants as of January 31, 2023 and as of December 31, 2023 as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in the evaluation of the estimated fair values due to the degree of subjectivity associated with the expected volatility assumptions and their sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Company’s warrant liability valuation process, including determination of the expected volatility assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

● developing an independent expectation of the volatility assumptions based on consideration of historical and implied share price volatility information

● developing an independent range of the fair value of the warrant liability for the October 2022 Warrants as of December 31, 2023 and for the January 2023 Warrants as of January 31, 2023 and December 31, 2023, using independently developed assumptions, including volatility

● comparing the independently developed ranges to the respective fair value of the warrant liability recorded by the Company for the October 2022 Warrants as of December 31, 2023 and for the January 2023 Warrants as of January 31, 2023 and as of December 31, 2023.

We have served as the Company’s auditor since 2022.

New York, New York

March 18, 2024

AVENUE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,783	$6,708
Prepaid expenses and other current assets	67	137
Total assets	$1,850	$6,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$287	$949
Accounts payable and accrued expenses - related party	323	21
Warrant liability	586	2,609
Total current liabilities	1,196	3,579

Total liabilities	1,196	3,579

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred stock, 250,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock ($0.0001 par value)
Common shares, 75,000,000 shares authorized and 25,597,622 shares issued and outstanding as of December 31, 2023; and 20,000,000 shares authorized and 4,773,841 shares issued and outstanding as of December 31, 2022	3	—
Additional paid-in capital	92,507	84,456
Accumulated deficit	(90,928)	(80,551)
Total stockholders’ equity attributed to the Company	1,582	3,905

Non-controlling interests	(928)	(639)
Total stockholders’ equity	654	3,266
Total liabilities and stockholders’ equity	$1,850	$6,845

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2023	2022
Operating expenses
Research and development	$6,131	$2,698
Research and development - licenses acquired	4,230	—
General and administrative	4,179	5,345
Loss from operations	(14,540)	(8,043)

Interest income	(126)	(20)
Financing costs – warrant liabilities	332	1,160
Change in fair value of warrant liabilities	(4,258)	(5,580)
Net loss	$(10,488)	$(3,603)

Net loss attributable to non-controlling interests	(111)	(51)
Net loss attributable to common stockholders	$(10,377)	$(3,552)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.98)	$(1.63)

Weighted average number of common shares outstanding, basic and diluted	10,591,636	2,185,159

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Class A Preferred Stock		Common Shares		Additional paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Interests	equity
Balance at December 31, 2021	250,000	—	1,405,959	—	80,450	(76,999)	—	3,451
Share based compensation	—	—	75,505	—	649	—	—	649
Common shares issuable - Founders Agreement	—	—	—	—	526	—	—	526
Issuance of common shares and pre-funded warrants at private placement, net of issuance costs	—	—	3,636,365	—	3,205	—	—	3,205
Repurchase of common stock held by InvaGen	—	—	(388,888)	—	(1,104)	—	—	(1,104)
Fortress contribution of Baergic Inc	—	—	—	—	(99)	—	—	(99)
Issuance of subsidiaries’ common shares for license expenses	—	—	—	—	4	—	—	4
Exercise of warrants	—	—	44,900	—	237	—	—	237
Non-controlling interest in subsidiaries	—	—	—	—	588	—	(588)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(51)	(51)
Net loss attributable to common stockholders	—	—	—	—	—	(3,552)	—	(3,552)
Balance at December 31, 2022	250,000	$—	4,773,841	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	906	—	—	906
Issuance of common stock to Fortress	—	—	374,644	—	72	—	—	72
Common shares issuable - Founders Agreement	—	—	—	—	371	—	—	371
Issuance of common stock and pre-funded warrants, net of offering costs - November 2023 public offering	—	—	3,853,400	1	3,873	—	—	3,874
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	448,000	1	865	—	—	866
Issuance of common stock for license expense	—	—	1,108,270	—	1,230	—	—	1,230
Issuance of subsidiaries' common stock for license expenses	—	—	—	—	6	—	—	6
Exercise of warrants	—	—	14,272,382	1	—	—	—	1
Shares issued in a private placement offering	—	—	767,085	—	550	—	—	550
Non-controlling interest in subsidiaries	—	—	—	—	178	—	(178)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(111)	(111)
Net loss attributable to common stockholders	—	—	—	—	—	(10,377)	—	(10,377)
Balance at December 31, 2023	250,000	$—	25,597,622	$3	$92,507	$(90,928)	$(928)	$654

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(10,488)	$(3,603)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	906	649
Change in fair value of warrant liability	(4,258)	(5,580)
Common shares issuable - Founders Agreement	371	526
Issuance of common stock to Fortress	72	—
Issuance of common stock for licenses acquired	1,230	—
Research and development - licenses acquired	3,000	—
Issuance of subsidiaries’ common shares for license expenses	6	4
Changes in operating assets and liabilities:
Other receivables - related party	—	90
Prepaid expenses and other current assets	70	(30)
Accounts payable and accrued expenses	(662)	385
Accounts payable and accrued expenses - related party	302	(37)
Net cash and cash equivalents used in operating activities	(9,451)	(7,596)

Cash flows from investing activities:
Purchase of research and development licenses	(3,000)	—
Net cash used in investing activities	(3,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	7,525	11,497
Repurchase of common stock held by InvaGen	—	(1,104)
Proceeds from exercise of warrants	1	148
Net cash provided by financing activities	7,526	10,541

Net change in cash and cash equivalents	(4,925)	2,945
Cash and cash equivalents, beginning of period	6,708	3,763
Cash and cash equivalents, end of period	$1,783	$6,708

Supplement disclosure of non-cash information:
Receipt of interest in Baergic from Fortress	$—	$99
Unpaid offering costs	$—	$14

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC

Notes to Consolidated Financial Statements

Note 1 — Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”) and completed its initial public offering in 2017. Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA", also known as Kennedy's Disease), intravenous tramadol ("IV tramadol") for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders.

Baergic

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Fortress, pursuant to which Fortress agreed to transfer ownership of 100% of its shares (common and preferred) (the “Contributed Shares”) in Baergic Bio, Inc. ("Baergic") to the Company. Under the Contribution Agreement, Fortress also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement was subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by the Company resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals Inc. (“InvaGen”) to (A) have 100% of its shares in the Company repurchased by the Company and (B) terminate certain of the agreements to which it was party with the Company and/or Fortress in connection with InvaGen’s 2019 equity investment in the Company, which would eliminate certain negative consent rights of InvaGen over the Company and restore certain rights and privileges of Fortress in the Company; and (iii) the sustained listing of Avenue’s common stock on The Nasdaq Capital Market.

The transaction expanded Avenue’s development portfolio within neuroscience. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards. See Note 4 below.

AJ201

On February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd ("AnnJi"), whereby the Company obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment SBMA. The study aims to evaluate the safety and clinical response of AJ201 in patients suffering from SBMA. AJ201 has been granted Orphan Drug Designation (“ODD”) by the U.S. Food and Drug Administration ("FDA") for the indications of SBMA, Huntington’s Disease and Spinocerebellar Ataxia. The purchase and progress of the clinical development of AJ201 to treat SBMA further expands Avenue's portfolio within neurologic diseases.

Reverse Stock Split

On September 23, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect (i) the 1-for-15 reverse stock split of the Company’s shares of common stock (“Reverse Stock Split”) and (ii) the reduction in number of the Company’s authorized shares of common stock from 50,000,000 to 20,000,000. As a result of the Reverse Stock Split, every 15 shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of New Common Stock without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fraction of one share of New Common Stock as a result of the Reverse Stock Split instead received cash equal to such fraction multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on September 22, 2022, as adjusted for the Reverse Stock Split.

On February 2, 2023, following the approval of Avenue's Board of Directors and Avenue's stockholders at the Company’s 2022 annual meeting of stockholders, the Company filed an amendment to Avenue's Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 75,000,000 shares.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Stock Purchase and Merger Agreement

In July 2022 the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals Inc. ("InvaGen"). Upon the closing of a public offering in October 2022, InvaGen gave up all rights set forth in the stockholders agreement to which it was previously party and the Company repurchased the 388,888 common shares of the Company held by InvaGen. The excess of the consideration paid to InvaGen over the fair market value on the date of repurchase of $1.9 million was recognized in general and administrative expense for the year ended December 31, 2022 in the Consolidated Statement of Operations. Under the share repurchase agreement with InvaGen, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds from future financings, up to $4 million. In connection with the closing of financings that occurred in 2023 and 2022, Avenue made payments totaling $0.5 million to InvaGen.

Liquidity and Capital Resources

October 2022 Public Offering

In October 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as underwriter (the “Underwriter”), related to the Company's underwritten public offering (the “October 2022 Offering”) of 2,652,065 units ( “October 2022 Units”) and 984,300 pre-funded units ( “October 2022 Pre-funded Units”). Each October 2022 Unit consisted of one share (a “October 2022 Share”) of Avenue's common stock, and one warrant to purchase one share of Avenue's common stock (each, a “October 2022 Warrant” and, collectively, the “October 2022 Warrants”), and each October 2022 Pre-funded Unit consisted of one pre-funded warrant to purchase one share of common stock (each, a “October 2022 Pre-funded Warrant” and collectively, the “October 2022 Pre-funded Warrants”) and one October 2022 Warrant. The October 2022 Units were sold at a price of $3.30 per unit, and the October 2022 Pre-Funded Units were sold at a price of $3.2999 ($3.30 less $0.0001, the exercise price of the October 2022 Pre-funded Warrants).

The October 2022 Warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The October 2022 Shares, the October 2022 Pre-funded Warrants and the October 2022 Warrants were immediately separable upon issuance and were issued separately. The Underwriter was granted a 45-day option to purchase up to an aggregate of (i) 545,454 additional  October 2022 Shares and/or October 2022 Pre-funded Units, representing 15% of the October 2022 Shares and October 2022 Pre-funded Warrants sold in the October 2022 Offering, and/or (ii) October 2022 Warrants to purchase 545,454 additional October 2022 Shares, representing 15% of the October 2022 Warrants sold in the October 2022 Offering, which it initially exercised, in part, electing to purchase 545,454 October 2022 Warrants at a purchase price of $0.01 per October 2022 Warrant. The Company consummated the transactions contemplated by the Offering and the Underwriting Agreement on October 11, 2022. Prior to the closing date of the Offering, investors in certain of the October 2022 Pre-funded Warrants, pursuant to the terms thereof, elected to exercise 949,900 October 2022 Pre-funded Warrants. Accordingly, at the closing, the Company issued 949,900 fewer October 2022 Pre-funded Warrants and, in lieu thereof, the corresponding 949,900 shares of common stock.

The Company received net proceeds from the October 2022 Offering of $10.3 million, after deducting underwriting discounts, commissions and offering expenses before giving effect to any warrant exercises.

January 2023 Registered Direct Offering and Private Placement

On January 27, 2023, the Company entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which the Company agreed to issue and sell (i) 448,000 shares (the “January 2023 Shares”) of Avenue's common stock at a price per January 2023 Share of $1.55, and (ii) pre-funded warrants (the “January 2023 Pre-funded Warrants”) to purchase 1,492,299 shares of common stock, at a price per January 2023 Pre-funded Warrant equal to the price per January 2023 Share, less $0.001 (the “January 2023 Registered Direct Offering”). The January 2023 Pre-funded Warrants had an exercise price of $0.001 per share, became exercisable upon issuance and have been fully exercised. As of December 31, 2023, the January 2023 Pre-Funded Warrants issued in the January 2023 Registered Direct Offering have been exercised.

On  January 27, 2023, the Company also entered into a Securities Purchase Agreement (the “January 2023 PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering ( “January 2023 Private Placement”) of warrants (the  “January 2023 Warrants”) to purchase 1,940,299 shares of common stock. Pursuant to the January 2023 PIPE Purchase Agreement, the Company agreed to issue and sell the  January 2023 Warrants at an offering price of $0.125 per  January 2023 Warrant to purchase one share of common stock. The  January 2023 Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the  January 2023 Warrants), became exercisable immediately after issuance and will expire three years from the date on which the  January 2023 Warrants become exercisable. The January 2023 Private Placement closed on  January 31, 2023, concurrently with the January 2023 Registered Direct Offering.

The Company received net proceeds from the January 2023 Registered Direct Offering and Private Placement of $2.8 million, after deducting underwriting discounts, commissions and offering expenses before giving effect to any warrant exercises.

In connection with the January 2023 PIPE Purchase Agreement, the Company entered into a registration rights agreement (the “January 2023 Registration Rights Agreement”) with the investor. The Company filed such registration statement on Form S-1 in April 2023, and the registration statement was subsequently declared effective by the SEC in May 2023. As described in more detail in Note 10 to these audited consolidated financial statements, the Company entered into an inducement offer letter agreement with the same institutional accredited investor who agreed to exercise the January 2023 Warrants issued in the January 2023 Private Placement at a reduced exercise price of $0.3006 per share in January 2024.

September 2023 Private Placement

On  September 8, 2023, the Company entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company (Dr. Rosenwald and Fortress, together, the “September 2023 Investors”), pursuant to which the Company agreed to issue and sell 767,085 shares (the  “September 2023 Shares”) of Avenue's common stock, par value $0.0001 per share, for an aggregate purchase price of approximately $0.6 million in a private placement transaction (the  “September 2023 Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the SEC thereunder. The shares were purchased by the Private Placement Investors at a price of $0.717 per share, which was the “consolidated closing bid price” of the common stock on The Nasdaq Capital Market as of  September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The net proceeds to the Company from the  September 2023 Private Placement, after deducting offering expenses, were approximately $0.6 million. The Company did not incur any underwriting or placement agent fees associated with the  September 2023 Private Placement.

In connection with the  September 2023 Private Placement, the Company entered into a registration rights letter agreement (the “Registration Rights Letter Agreement”) with the Private Placement Investors. Pursuant to the Registration Rights Letter Agreement, the Company will be required to file, on or prior to  September 8, 2024 (the “September 2023 Private Placement Filing Date”), a resale registration statement (the “September 2023 Private Placement Resale Registration Statement”) with the SEC to register the resale of the  September 2023 Shares.

November 2023 Public Offering

On October 31, 2023, the Company entered into a Placement Agency Agreement (the “November 2023 Placement Agency Agreement”) with Maxim Group LLC and Lake Street Capital, LLC as placement agents (together, the “November 2023 Placement Agents”) related to the Company’s public offering (the “November 2023 Offering”) of 16,633,400 units (each consisting of either (A) one share of the Company’s common stock, par value $0.0001 per share ( “November 2023 Share”), a Series A warrant ( “November 2023 Series A Warrant”) to purchase one November 2023 Share and a Series B warrant ( “November 2023 Series B Warrant” and, collectively with the Series A Warrants, “November 2023 Warrants”) to purchase one November 2023 Share (such units, the “November 2023 Common Units”) or (B) one pre-funded warrant to purchase one November 2023 Share (the “November 2023 Pre-funded Warrants”), a November 2023 Series A Warrant and a November 2023 Series B Warrant (such units, the “November 2023 Pre-funded Units” and together with the November 2023 Shares, the November 2023 Warrants, the November 2023 Common Units and the November 2023 Pre-funded Warrants, the “November 2023 Securities”)). Under the terms of the November 2023 Placement Agency Agreement, the November 2023 Placement Agents acted as the Company’s exclusive placement agents to solicit offers to purchase the November 2023 Securities on a “best efforts” basis. The Company also entered into a securities purchase agreement, dated as of October 31, 2023 (the “November 2023 Securities Purchase Agreement”), with certain institutional investors buying November 2023 Securities in the November 2023 Offering. Pursuant to the November 2023 Offering, 3,853,400 November 2023 Common Units were sold at a price of $0.3006 per November 2023 Unit and the 12,780,000 November 2023 Pre-Funded Units were sold at a price of $0.3005. As of December 31, 2023, all of the November 2023 Pre-Funded Warrants issued in the November 2023 Offering have been exercised.

The November 2023 Series A Warrants became immediately exercisable upon issuance and are exercisable at a price of $0.3006 per share for a period of five years after the issuance date. The November 2023 Series B Warrants became immediately exercisable upon issuance and exercisable at a price of $0.3006 per share for a period of 18 months after the issuance date. The November 2023 Pre-funded Warrants became immediately exercisable upon issuance and are exercisable at a price of $0.0001 per share until exercised in full. The November 2023 Shares, the November 2023 Pre-funded Warrants and the November 2023 Warrants were immediately separable upon issuance and were issued separately. The Company consummated the transactions contemplated by the November 2023 Offering and the November 2023 Placement Agency Agreement on November 2, 2023. Upon the closing of the November 2023 Offering, the Company paid the November 2023 Placement Agents a cash transaction fee equal to 8% of the aggregate gross cash proceeds and reimbursed the November 2023 Placement Agents for certain out-of-pocket expenses incurred in connection with this November 2023 Offering.

The Company received net proceeds from the November 2023 Offering of approximately $3.8 million, after deducting the placement agent fees and offering expenses, and before giving effect to any exercises of the November 2023 Warrants. As described in more detail in Note 10, the Company entered into an inducement offer letter agreement with certain investors in the November 2023 Offering who agreed exercise certain outstanding November 2023 Warrants to purchase up to an aggregate of 14,600,000 shares of common stock at their exercise price of $0.3006 per share in January 2024.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as described below, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $90.9 million. Due to uncertainties regarding future operations of the Company for an ongoing Phase 1b/2a trial of AJ201, a potential Phase 3 safety study for IV tramadol, and the expansion of the Company’s development portfolio within neuroscience with the consummation of the transaction with Baergic, the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively causes substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation & Principles of Consolidation

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiary, Baergic. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its' subsidiary.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2023 and 2022 consisted of cash in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2023, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Accounts Payable and Accrued Expenses – Related Party

In the normal course of business, Fortress pays for certain expenses on behalf of the Company. Such expenses are recorded as accounts payable and accrued expenses – related party and are recorded at the invoiced amount and reimbursed to Fortress in the normal course of business.

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

Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and have no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price including any development milestone payments for the licenses acquired are reflected as research and development on the Company's consolidated statements of operations.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated. If a loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities (Warrants as described in Note 8) and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in change in fair value of warrant liabilities, a component of other income (loss), in the consolidated statements of operations.

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

Annual Stock Dividend

In September 2016, in connection with the adoption of the Amended and Restated Articles of Incorporation, the Company issued 250,000 Class A Preferred stock to Fortress. The Class A Preferred stock entitled the holder to a stock dividend equal to 2.5% of the fully-diluted outstanding equity of the Company on February 16 (the "Annual Stock Dividend”) to be paid on February 17 of each year. On June 13, 2018, the Company’s Stockholders adopted an amendment to the Company’s Third Amended and Restated Certificate of Incorporation amending the record date to December 31 and the payment date going forward to January 1 of each year. Concurrently with the execution and delivery of the SPMA, the Company, InvaGen and Fortress entered into a waiver agreement (“the Waiver Agreement”), pursuant to which, among other things, Fortress irrevocably waived its right to receive dividends of the Company’s common shares under the terms of the Class A Preferred Stock and any fees, payments, reimbursements or other distributions under a certain management services agreement between the Company and Fortress and the Founders Agreement (as defined in the SPMA), for the period November 12, 2018 to the termination of InvaGen’s rights under Section 4 of the Stockholders Agreement that was signed between the Company, certain stockholders of the Company, and InvaGen. As a result of the consummation of the Share Repurchase Agreement on October 31, 2022, the Waiver Agreement was terminated and the right to dividends of the Company’s Common Stock was restored. The Annual Stock Dividend terminates upon conversion of the Class A Preferred stock or a Change of Control as defined in the Third Amended and Restated Certificate of Incorporation.

Pursuant to the Third Amended and Restated Certificate of Incorporation, the Company issued 1,685,767 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of the Company, on January 2, 2024. This was shown in the consolidated statements of stockholders’ equity at December 31, 2023, as part of additional paid-in capital. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2023. The Company issued 231,316 shares of common stock to Fortress for the Annual Stock Dividend on January 1, 2023. This was shown in the consolidated statements of stockholders' equity at December 31, 2022, as part of additional paid-in capital. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2022.

Stock-Based Compensation

The Company expenses stock-based compensation to its employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of option grants using the Black-Scholes option pricing model, which includes assumptions for expected volatility, risk-free interest rate, dividend yield, and estimated expected term. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock options granted to employees generally fully vest over four years and have a term of ten years.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2023 and 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2023	2022
Unvested restricted stock units/awards	98,137	13,137
Common stock issuable	2,101,495	322,225
Warrants	39,344,932	4,137,916
Options	1,685,000	—
Class A Preferred stock	16,666	16,666
Total potential dilutive effect	43,246,230	4,489,944

Recent Accounting Pronouncement to be Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the “SEC”) August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of this guidance, the adoption of this guidance is not expected to have a material impact on its consolidated financial statements and disclosures.

In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance is effective for fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 3 — License/Supplier Agreements

IV Tramadol License

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

Baergic Licenses

In December 2019, Baergic entered into two license agreements: (i) a license agreement (the “AZ License”) with AstraZeneca AB (“AZ”) to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound Gamma-aminobutyric acid receptor A alpha 2 & 3 (GABAA α2,3) positive allosteric modulators; and (ii) a license agreement (the “CCHMC License”) with Cincinnati Children’s Hospital Medical Center (“CCHMC”) to acquire patent and related intellectual property rights pertaining to a GABA inhibitor program for neurological disorders. Baergic paid an upfront fee of $3.0 million to AZ and $0.2 million to CCHMC and issued shares of its common stock comprising of approximately 20% and 5% of Baergic’s outstanding capital stock to each at the time of the license agreement, respectively.

Development milestones totaling approximately $81.5 million in the aggregate are due upon achievement of such milestones. Commercial and sales-based milestone payments totaling approximately $151 million are due upon achievement of such milestones, as well as royalty payments in the low to high single digits on any future aggregate, annual, worldwide net sales.

AnnJi License

On  February 28, 2023, the Company entered into a license agreement with AnnJi. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, the Company agreed to pay $3.0 million, of which $2.0 million was paid on  April 27, 2023 and $1.0 million was paid on September 8, 2023. The Company is also obligated to make additional payments over the course of the AnnJi License Agreement including: reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial (which AnnJi is administering with Joint Steering Committee Oversight before assigning the Investigational New Drug Application ("IND") to the Company upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

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

In connection with the signing of the AnnJi License Agreement, the Company issued 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) at a fair value of $0.9 million on  March 30, 2023. The Company issued 276,652 shares of common stock ("Second Tranche Shares"), recorded at a fair value of $0.3 million, on  September 26, 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. The fair value was calculated based on the closing price of the Company's stock as of  February 28, 2023, the date the Company entered into the AnnJi License Agreement. In the event that the common stock of the Company ceases to be traded on a national securities exchange, AnnJi has the right to sell common stock of the Company back to the Company at a price of $2.10 per share subject to the terms in the AnnJi License Agreement.

In connection with execution of the AnnJi License Agreement, Avenue entered into a registration rights agreement with AnnJi, pursuant to which Avenue filed a registration statement to register the resale of the First Tranche Shares and Second Tranche Shares issued to AnnJi. The Company filed such registration statement on Form S-3 with the SEC on  June 16, 2023, which was declared effective on  June 27, 2023.

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

On September 13, 2016, the Company amended the Fortress-Avenue Founders Agreement to remove the Annual Equity Fee (that feature remained in substance and became issuable to the holders of Avenue’s Class A Preferred stock, all of which is currently held by Fortress) and to add a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with effecting such amendment of the Fortress-Avenue Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 155,555 Class A common shares for approximately 166,027 common shares and 250,000 Class A Preferred stock(see Note 7).

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

Founders Agreement and Management Services Agreement with Baergic

Pursuant to the Share Contribution Agreement between Avenue and Fortress, the Founders Agreement and Management Services Agreement that had previously been existing between Fortress and Baergic were assigned to Avenue, such that they now exist between Avenue and Baergic; those agreements are referred to herein as the Avenue-Baergic Founders Agreement and the Avenue-Baergic MSA, as applicable. The Annual Stock Dividend payable to the Company is 2.5% of common stock calculated as a percentage of fully diluted outstanding capital and became effective as of November 8, 2022. For the years ended December 31, 2023 and December 31, 2022, Baergic recorded an Annual Stock Dividend of $23 thousand and $10 thousand to Avenue on December 31, 2023 and 2022, respectively. The Annual Stock Dividends for the years ending December 31, 2023 and 2022 were paid in shares on January 1, 2024 and 2023, respectively.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accounts payable	$78	$129
Accrued employee compensation	11	199
InvaGen contingent fee	—	208
Accrued contracted services and other	198	413
Accounts payable and accrued expenses	$287	$949

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2023 and 2022, there was no litigation against the Company.

Note 7 — Stockholders’ Equity

Class A Preferred Stock

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

Common Stock

On January 30, 2023, the stockholders of the Company voted at the Company's 2022 annual meeting of stockholders to approve an amendment to the Company's Third Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock by 55,000,000 shares of common stock, bringing the total number of authorized shares of common stock to 75,000,000 shares with a par value of $0.0001, of which 25,597,622 shares of common stock are outstanding as of December 31, 2023. As of December 31, 2022, 20,000,000 shares were authorized and 4,773,841 shares of common stock were outstanding.

Holders of the Company's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. An election of directors by Avenue stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by the Company's Board of Directors, subject to any preferential dividend rights of outstanding preferred stock.

In the event of the Company's liquidation or dissolution, the holders of common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by Avenue's stockholders and an amendment to the plan to increase the number of authorized shares issuable to 266,666 shares was approved by Avenue stockholders in December 2021. The 2015 Incentive Plan was amended again to increase the number of authorized shares issuable to 5,266,666 shares and approved by the Company's stockholders on January 30, 2023. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 5,266,666 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 3,352,489 shares at December 31, 2023.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2023:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	94,418	$56.25
Forfeited	(666)	13.95
Vested	(80,615)	40.83
Unvested balance at December 31, 2022	13,137	$12.17
Granted	85,000	1.14
Forfeited	—	—
Vested	—	—
Unvested balance at December 31, 2023	98,137	$12.17

For the years ended December 31, 2023 and 2022, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.1 million and $0.6 million, respectively.

At December 31, 2023, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.59 years. This amount does not include, as of December 31, 2023, 3,333 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2023	2022
Research and development	$199	$297
General and administrative	707	352
Total stock-based compensation expense	$906	$649

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	—	$—		$—
Outstanding as of December 31, 2022	—	$—		$—
Granted	1,685,000	1.14
Outstanding as of December 31, 2023	1,685,000	$1.14	9.50	$—
Vested and Exercisable as of December 31, 2023	262,500	1.14	9.50	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of common stock for those options that had exercise prices lower than the fair value of common stock.

Upon the exercise of stock options, the Company will issue new shares of its common stock.

For the years ended December 31, 2023 and 2022, stock-based compensation expenses associated with the amortization of options awards for employees and non-employees were approximately $0.8 million and $0, respectively. As of December 31, 2023, unrecognized compensation cost for options issued was $0.9 million and will be recognized over an estimated weighted average amortization period of 1.7 years.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarized the assumptions used:

	For the Year Ended December 31,
	2023	2022
Risk-free interest rate	4.14%	—
Expected dividend yield	—	—
Expected term in years	5.8 - 5.9	—
Expected volatility	125.72%	—

Stock Warrants

The following table summarizes the warrant activity for the years ended December 31, 2023, and 2022:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	997	$9.98	$11
Granted	5,166,119	$2.67	—
Exercised	(1,029,200)	$0.14	—
Outstanding, December 31, 2022	4,137,916	$1.55	$1
Granted	49,479,398	$0.26	—
Exercised	(14,272,382)	$0.00	—
Outstanding, December 31, 2023	39,344,932	$0.49	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

Note 8 — Common Stock Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Warrant Liability

The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities ( October 2022 Warrants and January 2023 Warrants as described in Note 1). The outstanding October 2022 Warrants and January 2023 Warrants are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The Company used a Monte Carlo simulation approach to initially value the October 2022 Warrants, which allows to factor in the effect of a down-round protection feature, to value the October 2022 Warrants at the time of issuance on October 11, 2022 and for the period ending December 31, 2022. The Black-Scholes model was used to value the January 2023 Warrants at the time of issuance on January 31, 2023. The approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027 and the January 2023 Warrants until exercise or expiration of the warrants on January 31, 2026. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 2023 Registered Direct Offering and Private Placement, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $1.55, which was the offering price for the January 2023 Registered Direct Offering and Private Placement. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of December 31, 2023.

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2021	$-	$—	$—
Fair value of warrants at issuance as of October 11, 2022	8,278	—
Exercise of warrants	(89)	—
Change in fair value of warrants	(5,580)	—
Fair value of warrants outstanding as of December 31, 2022	2,609	—	2,609
Fair value of warrants at issuance as of January 31, 2023	—	2,235
Change in fair value of warrants	(2,183)	(2,075)
Fair value of warrants outstanding as of December 31, 2023	$426	$160	$586

The key inputs for the October 2022 Warrants for the Monte Carlo simulation and Black-Scholes model were as follows:

	December 31,	December 31,
	2023	2022
	(Black-Scholes	(Monte Carlo
	model)	Simulation)
Stock price	$0.16	$1.16
Risk-free interest rate	3.84%	4.02%
Expected dividend yield	—	—
Expected term in years	3.78	4.78
Expected volatility	148%	93%

The key inputs for the January 2023 Warrants using the Black-Scholes model were as follows:

	December 31,	January 31,
	2023	2023
Stock price	$0.16	$1.38
Risk-free interest rate	4.23%	3.90%
Expected dividend yield	—	—
Expected term in years	2.10	3.00
Expected volatility	175%	160%

Note 9 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2023 and 2022.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2023	2022
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	11%	10%
State rate change	1%	(1)%
Stock-based compensation	0%	(22)%
Other	0%	3%
Credits	1%	4%
None-deductible items	(1)%	(11)%
Section 162(m) disallowance	0%	(3)%
Change in fair value of warrant liability	12%	48%
Change in valuation allowance	(45)%	(49)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2023 and 2022 are the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$27,318	$25,660
Stock compensation and other	287	42
In process research and development	2,884	1,603
Accruals and reserves	4	64
Business interest expense disallowance	—	122
Section 174 capitalization	2,253	622
Tax credits	2,926	2,859
Total deferred tax assets	35,672	30,972
Less valuation allowance	(35,672)	(30,972)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $35.7 million and $31.0 million was recorded as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $83.9 million and $147.4 million, respectively. Approximately $69.4 million of the federal net operating loss carryforwards and $0.6 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and $146.9 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $2.9 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code. The Company has not performed a Section 382 analysis as of December 31, 2023.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements, that have been recorded on the Company’s consolidated financial statements for the periods ended December 31, 2023 and 2022. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2023 and 2022.

The federal and state tax returns for the years ended December 31, 2020, 2021, and 2022 are currently open for examination under applicable federal and state income tax statues of limitations. The company is not currently under examination.

Note 10 — Subsequent Events

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, Avenue entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 1,940,299 shares of Common Stock, originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “Inducement Letters”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 14,600,000 shares of Common Stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $1.55 per share, and the November 2023 Warrants had an exercise price of $0.3006 per share. Pursuant to the Inducement Letters, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $0.3006 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $0.3006, in each case in consideration for the Company’s agreement to issue in a private placement (x) Series A Warrants to purchase up to 16,540,299 shares of Common Stock and (y) Series B Warrants to purchase up to 16,540,299 shares of Common Stock. The gross proceeds to Avenue from the exercise of the warrants was approximately $5.0 million, before deducting placement agent fees and offering costs.

Nasdaq Hearing Panel Meeting

On February 15, 2024, the Company met with the Nasdaq Hearings Panel regarding the outstanding Nasdaq deficiencies and on March 11, 2024, the Nasdaq Hearings Panel informed the Company that it granted the Company's request for an extension until May 20, 2024 to demonstrate compliance with the Stockholders' Equity Requirement and Minimum-Bid Price Requirement. The Company is considering all options available to it to regain compliance with these rules; however, there can be no assurance that the Company will be able to evidence compliance with the Stockholders' Equity Requirement and the Minimum-Bid Price Requirement within the extension period granted by the Panel.

Authorized Share Increase

On January 9, 2024, stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock, par value $0.0001 per share, authorized under the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 75,000,000 to 200,000,000 (the “Authorized Shares Increase”). On February 20, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase.

Action by Written Consent of Stockholders to Effect Reverse Stock Split

Effective March 6, 2024, the holders of a majority of the voting power of the capital stock of the Company executed a written consent approving a grant of discretionary authority to the board of directors of the Company to, without further stockholder approval, effect a reverse stock split of the Company’s issued and outstanding common stock within a range of between 1-for-30 and 1-for-75 (with the board of directors being authorized to determinate the exact ratio) (the “Reverse Stock Split”) by filing an amendment (the “Reverse Split Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The written consent was signed by the holders of 3,133,886 shares of the Company’s common stock and 250,000 shares of the Company’s Class A Preferred Stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to stockholders and each share of Class A Preferred Stock has the voting power of 1.1 times (A) the number of outstanding shares of common stock plus (B) the whole shares of Company common stock into which the outstanding shares of Class A Preferred Stock are convertible, divided by the number of outstanding shares of Class A Preferred Stock, or 194.8 votes per share as of March 6, 2024. Accordingly, the holders of approximately 56% of the voting power of the Company’s capital stock as of March 6, 2024 signed the written consent approving the Reverse Stock Split and the Reverse Split Amendment. The board of directors also approved the Reverse Stock Split and the Reverse Split Amendment.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Alexandra MacLean, M.D.
Name: Alexandra MacLean, M.D.
Title: Chief Executive Officer and Director March 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandra MacLean, M.D.	Chief Executive Officer and Director	March 18, 2024
Alexandra MacLean, M.D.	(Principal Executive Officer)

/s/ David Jin	Interim Chief Financial Officer and Chief Operating Officer	March 18, 2024
David Jin	(Principal Financial and Accounting Officer)

/s/ Jay Kranzler, M.D., Ph.D.	Chairman of the Board	March 18, 2024
Jay Kranzler, M.D., Ph.D.

/s/ Faith Charles	Director	March 18, 2024
Faith Charles

/s/ Neil Herskowitz	Director	March 18, 2024
Neil Herskowitz

/s/ Curtis Oltmans	Director	March 18, 2024
Curtis Oltmans

/s/ Lindsay A. Rosenwald, M.D.	Director	March 18, 2024
Lindsay A. Rosenwald, M.D.