Form 10-Q
period 2024-03-31
AVENUE THERAPEUTICS, INC.
filed 2024-05-15
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 13, 2024
Common Stock, $0.0001 par value	940,986

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended March 31, 2024

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$3,194	$1,783
Prepaid expenses and other current assets	116	67
Total assets	$3,310	$1,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$647	$287
Accounts payable and accrued expenses - related party	352	323
Warrant liability	413	586
Total current liabilities	1,412	1,196

Total liabilities	1,412	1,196

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock ($0.0001 par value), 200,000,000 and 75,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively
Common shares, 590,188 and 341,324 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	3
Additional paid-in capital	98,104	92,507
Accumulated deficit	(95,268)	(90,928)
Total stockholders’ equity attributed to the Company	2,836	1,582

Non-controlling interests	(938)	(928)
Total stockholders’ equity	1,898	654
Total liabilities and stockholders’ equity	$3,310	$1,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$2,392	$1,215
Research and development – licenses acquired	—	4,230
General and administrative	1,316	984
Loss from operations	(3,708)	(6,429)

Other income (expense):
Interest income	49	37
Financing costs – warrant liabilities	—	(332)
Loss on settlement of common stock warrant liabilities	(574)	—
Change in fair value of warrant liabilities	(116)	(878)
Total other income (expense)	(641)	(1,173)
Net loss	$(4,349)	$(7,602)

Net loss attributable to non-controlling interests	(9)	(66)
Net loss attributable to common stockholders	$(4,340)	$(7,536)

Net loss per common share attributable to common stockholders, basic and diluted	$(15.40)	$(101.57)

Weighted average number of common shares outstanding, basic and diluted	562,031	74,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended March 31, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	191	—	—	191
Common shares issuable - Founders Agreement	—	—	—	—	(363)	—	—	(363)
Issuance of common stock to Fortress	—	—	28,019	—	371	—	—	371
Loss on settlement of common stock warrant liabilities	—	—	—	—	574	—	—	574
Exercise of warrants	—	—	220,538	1	5,261	—	—	5,262
Warrant inducement offering costs	—	—	—	—	(442)	—	—	(442)
Reverse split (1-for-75)			24	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	1	—	(1)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(4,340)	—	(4,340)
Balance at March 31, 2024	250,000	$—	590,188	$—	$98,104	$(95,268)	$(938)	$1,898

Three months ended March 31, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	63,671	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	11	—	—	11
Issuance of common stock to Fortress	—	—	4,997	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	5,974	—	865	—	—	865
Issuance of common stock for license acquisition	—	—	11,089	—	1,231	—	—	1,231
Exercise of warrants	—	—	5,335	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(66)	(66)
Net loss attributable to common stockholders	—	—	—	—	—	(7,536)	—	(7,536)
Balance at March 31, 2023	250,000	$—	91,066	$—	$86,635	$(88,087)	$(705)	$(2,157)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(4,349)	$(7,602)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	191	11
Loss on settlement of common stock warrant liabilities	574	—
Change in fair value of warrant liabilities	116	878
Issuance of common stock for licenses acquired	—	1,230
Issuance of common stock to Fortress	371	72
Common shares issuable - Founders Agreement	(363)	—
Changes in operating assets and liabilities:
Other receivables - related party	—	(13)
Prepaid expenses and other current assets	(49)	(61)
Accounts payable and accrued expenses	360	889
Accrued licenses acquired	—	3,000
Accounts payable and accrued expenses - related party	29	23
Net cash used in operating activities	(3,120)	(1,573)

Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	3,101
Exercise of warrants	4,973	—
Warrant transaction costs	(442)	—
Net cash provided by financing activities	4,531	3,101

Net change in cash and cash equivalents	1,411	1,528
Cash and cash equivalents, beginning of period	1,783	6,708
Cash and cash equivalents, end of period	$3,194	$8,236

Supplemental cash flow information:
Unpaid research and development licenses acquired	$—	$3,000
Issuance of common shares - Founders Agreement	$371	$—

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

Authorized Share Increase

On  January 9, 2024, stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock, par value $0.0001 per share ("common stock"), authorized under the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 75,000,000 to 200,000,000 (the “Authorized Shares Increase”). On  February 20, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase.

Reverse Stock Split

On April 25, 2024, the Company filed an amendment (the “Reverse Split Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 1-for-75 reverse stock split of the Company's shares of common stock ("Reverse Stock Split"). As a result of the Reverse Stock Split, every 75 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on April 26, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2024, the Company had an accumulated deficit of $95.3 million. Due to uncertainties regarding future operations of the Company for an ongoing Phase 1b/2a trial of AJ201, a potential Phase 3 safety study for IV tramadol, and the expansion of the Company's development portfolio within neuroscience with the consummation of the transaction with Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, including through at-the-market ("ATM") offerings or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The accompanying unaudited interim condensed financial statements include the accounts of the Company's subsidiary, Baergic. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its' subsidiary.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2023, which were included in the Company’s Annual Report on Form 10-K (the “2023 Form 10-K”) and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2024.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one operating and reportable segment.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend of $4.3 million for the modification of certain of its existing warrants and issuance of warrants during the three months ended March 31, 2024 (see Note 7 and 8). Diluted net loss per share excludes unvested restricted stock, preferred shares and the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2024	2023
Unvested restricted stock units/awards	1,028	177
Warrants	745,139	95,607
Options	22,474	—
Class A Preferred shares	223	223
Total potential dilutive effect	768,864	96,007

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Form 10-K.

Note 3 — Licenses/Supplier Agreements

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

AnnJi License Agreement

On  February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby the Company obtained an exclusive license (the "AnnJi License Agreement") from AnnJi for certain intellectual property rights pertaining to AJ201. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, the Company agreed to pay $3.0 million, of which $2.0 million was paid on  April 27, 2023 and $1.0 million was paid on  September 8, 2023. The Company is also obligated to make additional payments over the course of the AnnJi License Agreement including: reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial (which AnnJi is administering with Joint Steering Committee Oversight before assigning the Investigational New Drug Application ("IND") to the Company upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

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

In connection with the signing of the AnnJi License Agreement, the Company issued 11,089 shares of its common stock to AnnJi (“First Tranche Shares”) at a fair value of $0.9 million on  March 30, 2023. The Company issued 3,688 shares of common stock ("Second Tranche Shares"), recorded at a fair value of $0.3 million, on  September 26, 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. The fair value was calculated based on the closing price of the Company's stock as of  February 28, 2023, the date the Company entered into the AnnJi License Agreement. In the event that the common stock of the Company ceases to be traded on a national securities exchange, AnnJi has the right to sell common stock of the Company back to the Company at a price of $2.10 per share subject to the terms in the AnnJi License Agreement.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the "MSA") with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively.

In February 2015, Fortress entered into a Founders Agreement with the Company, under which the Company agreed to: (i) issue annually to Fortress, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of the Company at the time of issuance (the "Annual Equity Fee") and (ii) issue shares of the common stock equal to two and one half percent (2.5%) of the gross amount of any equity or debt financing (the "Financing Equity Fee"). Pursuant to the Founders Agreement, for the three months ended March 31, 2024 and 2023, the Company issued common stock to Fortress of 5,543 shares and 1,912 shares, respectively, as a Financing Equity Fee. Additionally, the Company recorded a Financing Equity Fee of 5,513 shares of common stock issuable to Fortress for the three-month period ending March 31, 2024.

 Pursuant to the Third Amended and Restated Certificate of Incorporation, the Company issued 22,476 shares of common stock to Fortress for the Annual Equity Fee during the three-month period ending March 31, 2024. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2023. For the three months ended March 31, 2023, the Company issued 3,085 shares of the Company's common stock as an Annual Equity Fee. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2022.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accounts payable	$310	$78
Accrued employee compensation	94	11
Accrued contracted services and other	243	198
Total accounts payable and accrued expenses	$647	$287

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of March 31, 2024, there was no litigation against the Company.

Note 7 - Stockholder's Equity

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

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, as applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction. Pursuant to the reverse stock splits by the Company in September 2022 and  April 2024, the Class A Preferred Stock has a Conversion Ratio of 1,125 Class A Preferred to one share of Common Stock.

Common Stock

On  January 9, 2024, the stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock authorized under the Certificate of Incorporation, from 75,000,000 to 200,000,000. On February 20, 2024, the Company filed the Certificate of Amendment with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase.

Holders of the Company's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. An election of directors by the stockholders is determined by a plurality of the votes cast by the stockholders entitled to vote on the election. Holders of common stock are entitled to receive proportionately any dividends as  may be declared by the Company's Board of Directors, subject to any preferential dividend rights of outstanding preferred stock.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the "Shelf"). Approximately $24.9 million of securities remain available for sale under the 2021 Shelf as of March 31, 2024.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, the Company entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 of the Company’s common stock originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share.

Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise for cash its January 2023 Warrants at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise for cash their November 2023 Warrants at the existing exercise price of $22.545 in consideration for the Company’s agreement to issue in a private placement (x) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 220,538 shares of common stock (the “New Series A Warrants Shares”) and (y) new Series B common stock purchase warrants (the “New Series B Warrants” and, together with the New Series A Warrants, the “New Warrants”) to purchase up to 220,538 shares of common stock (the “New Series B Warrants Shares”). The New Series A Warrants will expire five years following the issuance date and the New Series B Warrants will expire eighteen months following the issuance date.

The January 2023 Warrants, which were liability classified, were revalued on January 5, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations (see Note 8). The issuance of the New Warrants was considered as part of the cost of the inducement and the New Warrants were valued using the Black-Scholes Model and allocated between the January 2023 Warrants and November 2023 Warrants on a weighted basis. The approximately $0.6 million of the New Warrants fair value allocated to the January 2023 warrants was recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.3 million of the New Warrant fair value was allocated to the November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

The Company received aggregate net proceeds of approximately $4.5 million from the exercise of the Existing Warrants by the Holders, after deducting placement agent fees and other expenses payable by the Company.

The Company filed a registration statement on Form S-3 (File No. 333-276671) with the SEC providing for the resale of the New Warrant Shares (the “Resale Registration Statement”) on January 24, 2024, which was declared effective on February 1, 2024.

The key inputs for the Black-Scholes Model calculations on January 5, 2024 were as follows:

	January 2023	New Series A	New Series B
	Warrants	Warrants	Warrants
Stock price	$14.25	$14.25	$14.25
Risk-free interest rate	4.40%	4.02%	4.40%
Expected dividend yield	—	—	—
Expected term in years	2.1	5.0	1.5
Expected volatility	185%	138%	187%

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan"). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares was approved by the Company's stockholders in December 2021. The 2015 Incentive Plan was amended again to increase the number of authorized shares issuable to 70,223 shares and approved by the Company's stockholders on January 30, 2023. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan authorizes grants to issue up to 70,223 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 44,701 shares at March 31, 2024.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the three months ended  March 31, 2024:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
	(in thousands)
Unvested balance at December 31, 2023	1,311	$196.21
Granted	—	—
Forfeited	—	—
Vested	(283)	85.50
Unvested balance at March 31, 2024	1,028	$226.69

At March 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years. This amount does not include, as of March 31, 2024, 45 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2024:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	22,474	$85.50	9.5	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Cancelled/forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at Balance at March 31, 2024	22,474	$85.50	9.2	$—
Expected to vest	16,304	$85.50	9.2	$—
Exercisable	6,170	$85.50	9.2	$—

There were no options granted in the three-month period ending March 31, 2024. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of March 31, 2024, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.7 million with a weighted average remaining vesting period of 1.6 years.

The Company did not grant any stock options in the three months ended March 31, 2024 and 2023.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the three months ended
	March 31,	March 31,
	2024	2023
Research and development	$45	$—
General and administrative	146	11
Total stock-based compensation expense	$191	$11

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2024 and 2023:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2023	524,601	$32.42	$—
Granted	441,076	22.55
Exercised	(220,538)	22.55
Outstanding, March 31, 2024	745,139	$29.50	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the  January 2024 Warrant Inducement in January 2024, the Company made a payment of $0.3 million to InvaGen. In connection with the May 2024 Warrant Inducement (see Note 9), the Company made a payment of $0.3 million to InvaGen in May 2024. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

Note 8 - Common Stock Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a gain or loss on the condensed consolidated statements of operations.

Warrant Liability

The Company has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. The outstanding  October 2022 Warrants and the fully exercised January 2023 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The Black-Scholes Model is used to value the warrants classified as liabilities and the approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

The fair value of the warrants was measured at the time of issuance and is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the  October 2022 Warrant liabilities until exercise or expiration of the warrants on  October 10, 2027.

In January 2024, the Company entered into an inducement letter with the investor from the January 2023 Registered Direct Offering which provided for the immediate exercise of certain of its existing outstanding warrants to exercise for cash an aggregate of 25,871 shares of the Company’s common stock at a reduced exercise price of $22.545 per share. Included in the exercise were the entirety of the January 2023 Warrants. The Company revalued the January 2023 Warrants on January 5, 2024, resulting in a fair value of $0.3 million. The $0.1 million increase in the fair value of the common stock warrant liability resulted in an offsetting change in fair value of warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations (see Note 7).

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2023	$426	$160	$586
Change in fair value of warrants	(13)	129	116
Exercise of warrants	—	(289)	(289)
Fair value of warrants outstanding as of March 31, 2024	$413	$—	$413

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	March 31,	December 31,
	2024	2023
Stock price	$11.10	$12.00
Risk-free interest rate	4.21%	3.84%
Expected dividend yield	—	—
Expected term in years	3.5	3.8
Expected volatility	162%	148%

Note 9 - Subsequent Events

Reverse Stock Split

On April 25, 2024, the Company filed the Reverse Split Amendment to effect the Reverse Stock Split. As a result of the Reverse Stock Split, every 75 shares of the Company’s pre-reverse split common stock was combined and reclassified as one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse. Instead, stockholders who were otherwise entitled to receive fractional shares because they held a number of shares of common stock that was not evenly divided by the reverse split ratio had their fractional shares rounded up to the next whole share in lieu of such fractional shares. No fractional shares were issued in connection with the Reverse Stock Split and no cash payments were made for fractional shares. The Reverse Stock Split became effective on April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at market open on April 26, 2024. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

May 2024 Warrant Inducement

On April 28, 2024, the Company entered into inducement offer letter agreements (the “May 2024 Warrant Inducement”) with (i) certain investors (the “October 2022 Investors”) that held certain outstanding October 2022 Warrants to purchase up to an aggregate of 27,271 shares of the Company’s common stock; (ii) certain investors (the “November 2023 Investors”) that hold November 2023 Warrants to purchase up to an aggregate of 221,333 shares of Common Stock; and (iii) certain investors (the “January 2024 Investors” and, collectively with the October 2022 Investors and November 2023 Investors, the “Holders”) that hold New Warrants to purchase up to an aggregate of 441,076 shares of Common Stock. We refer to the New Warrants collectively with the October 2022 Warrants and November 2023 Warrants as the Existing Warrants. The October 2022 Warrants had an exercise price of $116.25 per share, the November 2023 Warrants had an exercise price of $22.545 per share, and the New Warrants had an exercise price of $22.545 per share. Pursuant to the May 2024 Warrant Inducement, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $6.20 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series C Common Stock purchase warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of Common Stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the “May 2024 Warrants”) to purchase up to 689,680 shares of Common Stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the “May 2024 Warrant Shares”). The Holders also agreed to make a payment of $0.125 per May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the May 2024 Warrant Inducement occurred on May 1, 2024 (the “Closing Date”). The Company received aggregate gross proceeds of approximately $4.4 million from the exercise of the Existing Warrants by the Holders and the payment of the Additional Warrant Consideration, before deducting placement agent fees and other expenses payable by the Company. The Company intends to use the net proceeds for general corporate purposes.

At-the-Market Facility

In May 2024, the Company entered into an At-the-Market Offering Agreement (the "Offering Agreement") with H.C. Wainwright & Co. LLC ("Wainwright") under which the Company may offer and sell, from time to time at its sole discretion, up to $3,850,000 of shares of its common stock, par value $0.0001 per share (the "Shares"), through or to Wainwright. The offer and sale of the Shares will be made pursuant to the base prospectus forming a part of the Shelf, and the related prospectus supplement dated May 10, 2024 (the "Registration Statement") filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

Under current SEC regulations and General Instruction I.B.6 of Form S-3, if on or after specified measurement periods the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using offerings registered under shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of March 31, 2024, the Company's calculated public float was less than $75.0 million.

As a result of the warrant inducement transaction, and as of the date of this filing, the Company believes it has stockholders’ equity of at least $2.5 million as required by Nasdaq Listing Rule 5550(b)(1).

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

●	the fact that Fortress Biotech, Inc. ("Fortress") controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually; and

●	and the risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy ("SBMA", also known as Kennedy's Disease), an intravenous formulation of tramadol ("IV tramadol"), a schedule IV opioid for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

Our net loss for the three months ended March 31, 2024 and 2023 was approximately $4.3 million and $7.6 million, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $95.3 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

We expect to continue to incur research and development costs and general and administrative costs and incur operating losses for at least the next several years as we continue the development of our product candidates.

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

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company paid an initial cash license fee of $3.0 million. The Company issued shares of its common stock, par value $0.0001 per share (the "common stock") under the Subscription Agreement (described below) and is obligated to make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

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

The 12-week, multicenter, randomized, double-blind trial enrolled 25 patients, randomly assigned to AJ201 (600mg/day) or placebo. The primary endpoint of the study is to assess safety and tolerability of AJ201 in subjects with clinically and genetically defined SBMA. Secondary endpoints include pharmacodynamic data measuring change from baseline in mutant androgen receptor protein levels in skeletal muscle and changes in the fat and muscle composition as seen on MRI scans. Further details on the study can be found using the ClinicalTrials.gov identifier NCT05517603. Information on clinicaltrials.gov does not constitute part of this Quarterly Report on Form 10-Q.

In January 2024, we announced the completion of enrollment for the Phase 1b/2a trial and we currently expect topline data midyear 2024.

IV Tramadol

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

Reverse Stock Split

On April 26, 2024, the Company effected a 1-for-75 reverse stock split of its common stock (the “Reverse Stock Split”) without any change in the par value per share of the common stock. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

The Hearing before the Panel was held on February 15, 2024 and, by decision dated March 11, 2024, the Panel granted the Company's request for an extension through May 20, 2024 to demonstrate compliance with the Stockholders' Equity Requirement and Bid Price Requirement. In order to timely evidence compliance with the Bid Price Requirement in particular, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10, though generally not more than 20, consecutive business days by May 20, 2024. The Company is considering all options available to it to regain compliance with the Stockholders’ Equity Requirement and the Bid Price Requirement; however, there can be no assurance that we will be able to do so.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, we entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 shares of common stock, originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share. Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $22.545, in each case in consideration for the Company’s agreement to issue in a private placement (x) Series A Warrants to purchase up to 220,538 shares of common stock ("Series A Warrants") and (y) Series B Warrants to purchase up to 220,538 shares of common stock ("Series B Warrants"). The net proceeds to Avenue from the exercise of the warrants was approximately $4.5 million, after deducting placement agent fees and offering costs.

As a result of the January 2024 Warrant Inducement, the Company presents a deemed dividend for the issuance of the Series A Warrants and Series B Warrants of $4.3 million for the 3 months ending March 31, 2024. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the 2023 Form 10-K.

There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Results of Operations

General

At March 31, 2024, we had an accumulated deficit of $95.3 million, primarily as a result of expenditures for licenses acquired, for research and development and for general and administrative purposes. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2024 and 2023

	For The Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$2,392	$1,215	$1,177	97%
Research and development – licenses acquired	—	4,230	(4,230)	(100)%
General and administrative	1,316	984	332	34%
Loss from operations	(3,708)	(6,429)	2,721	(42)%

Other income (expense):
Interest income	49	37	12	32%
Financing costs – warrant liabilities	—	(332)	332	(100)%
Loss on settlement of common stock warrant liabilities	(574)	—	(574)	—%
Change in fair value of warrant liabilities	(116)	(878)	762	(87)%
Total other income (expense)	(641)	(1,173)	532	(45)%
Net loss	$(4,349)	$(7,602)	$3,253	(43)%

Net loss attributable to non-controlling interests	(9)	(66)	57	(86)%
Net income (loss) attributable to common stockholders	(4,340)	(7,536)	3,196	(42)%

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

For the three months ended March 31, 2024 and 2023, research and development expenses were $2.4 million and $1.2 million, respectively. The increase of $1.2 million is primarily associated with a $1.1 million increase in AJ201 clinical study expenses, and $0.1 million in non-cash stock compensation costs.

For the three months ended March 31, 2024 and 2023, research and development - licenses acquired expenses were $0 and $4.2 million, respectively. The decrease of $4.2 million is related to the AJ201 license acquisition in 2023.

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

For the three months ended March 31, 2024 and 2023, general and administrative expenses were $1.3 million and $1.0 million, respectively. The increase of $0.3 million is primarily related to an increase of $0.2 million in professional fees and $0.1 million in non-cash stock compensation costs.

Interest Income

Interest income was $49,000 and $37,000 for the three months ended March 31, 2024 and 2023, respectively. The increase was due to a larger cash and cash equivalent balance.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was $0.6 million and $0 for the three months ended March 31, 2024 and 2023, respectively. The Series A Warrants and Series B Warrants had a fair value of $0.6 million allocated to the January 2023 warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a loss of $0.1 million and $0.9 for the three months ended March 31, 2024 and 2023, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At March 31, 2024, we had $3.2 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common and preferred stock. We expect that our expenses will increase substantially for the foreseeable future as we continue to execute on our product development plan and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, including through at-the-market program ("ATM") offerings, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan past the third quarter of 2024. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Recently Adopted and Issued Accounting Pronouncements

As of March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that would materially affect the Company's present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31,
($ in thousands)	2024	2023
Total cash and cash equivalents provided by (used in):
Operating activities	$(3,120)	$(1,573)
Financing activities	4,531	3,101
Net increase in cash and cash equivalents	$1,411	$1,528

Operating Activities

Net cash and cash equivalents used in operating activities was $3.1 million for the three months ended March 31, 2024, primarily comprised of our $4.3 million net loss and $0.4 million reduction in common share issuable to Fortress, partially offset by a $0.6 million loss on settlement of common stock warrant liabilities, an increase of $0.3 million in operating assets and liabilities, $0.4 million for shares issued to Fortress, $0.1 million change in fair value of warrant liabilities and $0.2 million in share-based compensation.

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

Financing Activities

Net cash and cash equivalents provided by financing activities was $4.5 million for the three months ended March 31, 2024, primarily comprised of $4.5 million in net proceeds from the January 2024 Warrant Inducement.

Net cash and cash equivalents provided by financing activities was $3.1 million for the three months ended March 31, 2023, primarily comprised of the $3.1 million Registered Direct and Private Placement on January 31, 2023.

Subsequent to end of the first quarter, we received net proceeds of $3.9 million, after deducting placement agent fees and offering costs, pursuant to the May 2024 Warrant Inducement. See Note 9 - Subsequent Events to our unaudited condensed consolidated financial statements included herein.

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

With respect to the quarter ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2023 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2023 Form 10-K, the information below, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Forward-looking Statements." You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Recent Sales of Unregistered Securities.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., as filed on February 20, 2024, filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc. as filed on April 25, 2024, filed as exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.
3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
4.1	Form of New Series A Warrant (January 2024), filed as Exhibit 4.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.
4.2	Form of New Series B Warrant (January 2024), filed as Exhibit 4.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.
10.1	Form of January 2023 Investor Inducement Letter, filed as Exhibit 10.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.
10.2	Form of November 2023 Investor Inducement Letter, filed as Exhibit 10.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2024. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2024. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2024. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2024. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 15, 2024	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: May 15, 2024	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)