Form 10-Q
period 2024-06-30
AVENUE THERAPEUTICS, INC.
filed 2024-08-09
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 7, 2024
Common Stock, $0.0001 par value	1,431,356

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended June 30, 2024

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$4,919	$1,783
Prepaid expenses and other current assets	69	67
Total assets	$4,988	$1,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$714	$287
Accounts payable and accrued expenses - related party	400	323
Warrant liability	47	586
Total current liabilities	1,161	1,196

Total liabilities	1,161	1,196

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock ($0.0001 par value), 200,000,000 and 75,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively
Common shares, 1,189,724 and 341,324 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	3
Additional paid-in capital	102,724	92,507
Accumulated deficit	(97,960)	(90,928)
Total stockholders’ equity attributed to the Company	4,764	1,582

Non-controlling interests	(937)	(928)
Total stockholders’ equity	3,827	654
Total liabilities and stockholders’ equity	$4,988	$1,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,361	$3,027	$3,752	$4,242
Research and development – licenses acquired	—	—	—	4,230
General and administrative	1,462	896	2,778	1,880
Loss from operations	(2,823)	(3,923)	(6,530)	(10,352)

Other income (expense):
Interest income	52	57	100	94
Financing costs – warrant liabilities	—	—	—	(332)
Loss on settlement of common stock warrant liabilities	(185)	—	(759)	—
Change in fair value of warrant liabilities	255	(150)	139	(1,028)
Total other income (expense)	122	(93)	(520)	(1,266)
Net loss	$(2,701)	$(4,016)	$(7,050)	$(11,618)

Net loss attributable to non-controlling interests	(9)	(9)	(18)	(75)
Net loss attributable to Avenue	$(2,692)	$(4,007)	$(7,032)	$(11,543)

Net loss attributable to common stockholders	$(7,186)	$(4,007)	$(15,842)	$(11,543)

Net loss per common share attributable to common stockholders, basic and diluted	$(6.43)	$(38.74)	$(18.86)	$(129.84)

Weighted average number of common shares outstanding, basic and diluted	1,117,769	103,442	839,900	88,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended June 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at March 31, 2024	250,000	$—	590,188	$—	$98,104	$(95,268)	$(938)	$1,898
Share based compensation	—	—	—	—	192	—	—	192
Common shares issuable - Founders Agreement	—	—	—	—	(8)	—	—	(8)
Issuance of common stock to Fortress	—	—	25,567	—	172	—	—	172
Loss on settlement of common stock warrant liabilities	—	—	—	—	296	—	—	296
Exercise of warrants	—	—	402,768	—	4,448	—	—	4,448
Warrant inducement offering costs	—	—	—	—	(765)	—	—	(765)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	84,683	—	295	—	—	295
Reverse split (1-for-75)	—	—	86,518	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	(10)	—	10	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(2,692)	—	(2,692)
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827

Six Months Ended June 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	383	—	—	383
Common shares issuable - Founders Agreement	—	—	—	—	(371)	—	—	(371)
Issuance of common stock to Fortress	—	—	53,586	—	543	—	—	543
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	623,306	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	84,683	—	295	—	—	295
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	(9)	—	9	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(18)	(18)
Net loss attributable to common stockholders	—	—	—	—	—	(7,032)	—	(7,032)
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827

Three months ended June 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at March 31, 2023	250,000	$—	91,066	$1	$86,634	$(88,087)	$(705)	$(2,157)
Share based compensation	—	—	—	—	27	—	—	27
Exercise of warrants	—	—	14,564	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	96	—	(96)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(4,007)	—	(4,007)
Balance at June 30, 2023	250,000	$—	105,630	$1	$86,757	$(92,094)	$(810)	$(6,146)

Six Months Ended June 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	63,671	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	38	—	—	38
Issuance of common stock to Fortress	—	—	4,997	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	5,974	1	865	—	—	866
Issuance of common stock for license expense	—	—	11,089	—	1,230	—	—	1,230
Exercise of warrants	—	—	19,899	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	96	—	(96)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(75)	(75)
Net loss attributable to common stockholders	—	—	—	—	—	(11,543)	—	(11,543)
Balance at June 30, 2023	250,000	$—	105,630	$1	$86,757	$(92,094)	$(810)	$(6,146)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(7,050)	$(11,618)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	383	38
Loss on settlement of common stock warrant liabilities	759	—
Change in fair value of warrant liabilities	(139)	1,028
Issuance of common stock for licenses acquired	—	1,230
Research and development-licenses acquired, expense	—	2,000
Issuance of common stock to Fortress	543	72
Common shares issuable - Founders Agreement	(371)	—
Changes in operating assets and liabilities:
Other receivables - related party	—	(26)
Prepaid expenses and other current assets	(2)	68
Accounts payable and accrued expenses	427	(63)
Accrued licenses acquired	—	1,000
Accounts payable and accrued expenses - related party	77	33
Net cash used in operating activities	(5,373)	(6,238)

Cash flows from investing activities:
Purchase of research and development licenses	—	(2,000)
Net cash used in investing activities	—	(2,000)

Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	3,101
Proceeds from ATM sales of common stock, net of issuance costs	295	—
Exercise of warrants	9,421	—
Warrant transaction costs	(1,207)	—
Net cash provided by financing activities	8,509	3,101

Net change in cash and cash equivalents	3,136	(5,137)
Cash and cash equivalents, beginning of period	1,783	6,708
Cash and cash equivalents, end of period	$4,919	$1,571

Supplemental cash flow information:
Unpaid research and development licenses acquired	$—	$1,000
Issuance of common shares - Founders Agreement	$543	$—

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2024, the Company had an accumulated deficit of $98.0 million. Due to uncertainties regarding future operations of the Company for an ongoing Phase 1b/2a trial of AJ201, a potential Phase 3 safety study for IV tramadol, and the expansion of the Company's development portfolio within neuroscience with the consummation of the transaction with Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, including through at-the-market ("ATM") offerings or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend of $4.5 million and $8.8 million, respectively, for the modification of certain of its existing warrants and issuance of warrants during the three and six months ended June 30, 2024 (see Note 7 and 8). Diluted net loss per share excludes unvested restricted stock, preferred shares and the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,
	2024	2023
Unvested restricted stock units/awards	1,028	1,311
Warrants	1,476,200	81,043
Options	22,474	22,474
Class A Preferred shares	223	223
Total potential dilutive effect	1,499,925	105,051

The 286,912 shares held in abeyance from the May 2024 Warrant Inducement (as defined in Note 7) as of June 30, 2024 were included in the June 30, 2024 computation of diluted net loss per share since no additional consideration is due upon issuance of the shares.

S

ummary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Form 10-K.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the "MSA") with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively.

In February 2015, Fortress entered into a Founders Agreement with the Company, under which the Company agreed to: (i) issue annually to Fortress, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of the Company at the time of issuance (the "Annual Equity Fee") and (ii) issue shares of the common stock equal to two and one half percent (2.5%) of the gross amount of any equity or debt financing (the "Financing Equity Fee"). Pursuant to the Founders Agreement, for the three months ended June 30, 2024, the Company issued common stock to Fortress of 25,567 shares as a Financing Equity Fee. There was no equity fee paid to Fortress for the comparable period in 2023.

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

As additional consideration under the Avenue-Baergic Founders Agreement, Baergic will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Baergic that occurs after the effective date of the Avenue-Baergic Founders Agreement and ends on the date when Avenue no longer has majority voting control in the Baergic’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of the Baergic’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, Baergic will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accounts payable	$192	$78
Accrued employee compensation	182	11
Accrued contracted services and other	340	198
Total accounts payable and accrued expenses	$714	$287

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of June 30, 2024, there was no litigation against the Company.

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

Reverse Stock Split

On April 25, 2024, the Company filed an amendment (the “Reverse Split Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 1-for-75 reverse stock split of the Company's shares of common stock ("Reverse Stock Split"). As a result of the Reverse Stock Split, every 75 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on April 26, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock. The Company issued 86,518 shares of common stock to shareholders who had been entitled to a fraction of one share.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the "Shelf"). Approximately $24.6 million of securities remain available for sale under the 2021 Shelf as of June 30, 2024.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, the Company entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 of the Company’s common stock originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “January 2024 Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share.

Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise for cash its January 2023 Warrants at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise for cash their November 2023 Warrants at the existing exercise price of $22.545 in consideration for the Company’s agreement to issue in a private placement (x) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 220,538 shares of common stock (the “New Series A Warrants Shares”) and (y) new Series B common stock purchase warrants (the “New Series B Warrants” and, together with the New Series A Warrants, the “January 2024 Warrants”) to purchase up to 220,538 shares of common stock (the “New Series B Warrants Shares”). The New Series A Warrants will expire five years following the issuance date and the New Series B Warrants will expire eighteen months following the issuance date.

The January 2023 Warrants, which were liability classified, were revalued on January 5, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations (see Note 8). The issuance of the January 2024 Warrants was considered as part of the cost of the inducement and the January 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the January 2023 Warrants and November 2023 Warrants on a weighted basis. The approximately $0.6 million of the January 2024 Warrants fair value was allocated to the January 2023 warrants and recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.3 million of the January 2024 Warrant fair value was allocated to the November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

The Company received aggregate net proceeds of approximately $4.5 million from the exercise of the Existing Warrants by the January 2024 Holders, after deducting placement agent fees and other expenses payable by the Company.

The Company filed a registration statement on Form S-3 (File No. 333-276671) with the SEC providing for the resale of the January 2024 Warrant Shares (the “Resale Registration Statement”) on January 24, 2024, which was declared effective on February 1, 2024.

The key inputs for the Black-Scholes Model calculations on January 5, 2024 were as follows:

	January 2023	New Series A	New Series B
	Warrants	Warrants	Warrants
Stock price	$14.25	$14.25	$14.25
Risk-free interest rate	4.40%	4.02%	4.40%
Expected dividend yield	—	—	—
Expected term in years	2.1	5.0	1.5
Expected volatility	185%	138%	187%

May 2024 Warrant Inducement and Private Placement

On April 28, 2024, the Company entered into inducement offer letter agreements (the “May 2024 Warrant Inducement”) with (i) certain investors (the “October 2022 Investors”) that held certain outstanding October 2022 Warrants to purchase up to an aggregate of 27,271 shares of the Company’s common stock; (ii) certain investors (the “May Inducement November 2023 Investors”) that hold November 2023 Warrants to purchase up to an aggregate of 221,333 shares of common stock; and (iii) certain investors (the “January 2024 Investors” and, collectively with the October 2022 Investors and May Inducement November 2023 Investors, the “May 2024 Holders”) that hold January 2024 Warrants to purchase up to an aggregate of 441,076 shares of common stock. We refer to the exercised January 2024 Warrants collectively with the October 2022 Warrants and November 2023 Warrants as the "May 2024 Exercised Warrants"). The October 2022 Warrants had an exercise price of $116.25 per share, the November 2023 Warrants had an exercise price of $22.545 per share, and the January 2024 Warrants had an exercise price of $22.545 per share. Pursuant to the May 2024 Warrant Inducement, the May 2024 Holders agreed to exercise for cash the May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series C Common Stock purchase warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of common stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the “May 2024 Warrant Shares”). The May 2024 Holders also agreed to pay the Company $0.125 per May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the May 2024 Warrant Inducement occurred on May 1, 2024.

The October 2022 Warrants, which were liability classified, were revalued on May 1, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations (see Note 8). The issuance of the May 2024 Warrants was considered as part of the cost of the inducement and the May 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the October 2022 Warrants, November 2023 Warrants and January 2024 Warrants on a weighted basis. The approximately $0.2 million of the May 2024 Warrants fair value was allocated to the October 2022 warrants and recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.5 million of the May 2024 Warrant fair value was allocated to the November 2023 Warrants and January 2024 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

The Company received net proceeds of approximately $3.7 million from the exercise of the May 2024 Exercised Warrants by the May 2024 Holders and the payment of the Additional Warrant Consideration, after deducting placement agent fees and other expenses payable by the Company.

The Company filed a registration statement on Form S-3 (File No. 333-279125) with the SEC providing for the resale of the May 2024 New Warrant Shares (the “May 2024 Resale Registration Statement”) on May 6, 2024, which was declared effective on May 10, 2024.

The key inputs for the Black-Scholes Model calculations on May 1, 2024 were as follows:

	October 2022	Series C	Series D	Placement Agent
	Warrants	Warrants	Warrants	Warrants
Stock price	$4.76	$4.76	$4.76	$4.76
Risk-free interest rate	5%	4.64%	4.96%	4.64%
Expected dividend yield	—	—	—	—
Expected term in years	3.4	5.0	1.5	5.0
Expected volatility	160%	141%	132%	141%

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on December 7, 2021 and declared effective by the SEC on December 10, 2021, and the related prospectus supplement dated May 10, 2024 (the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the limitations of General Instruction I.B.6 of Form S-3, the Company may currently sell up to a maximum of $3,850,000 of its shares pursuant to the ATM Agreement.

Under the ATM Agreement, the ATM Manager may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The ATM Manager will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay the ATM Manager a commission of 3.0% of the gross proceeds from the sales of shares sold through the ATM Manager under the ATM Agreement and has provided the ATM Manager with customary indemnification and contribution rights. The Company also agreed to reimburse the ATM Manager for certain expenses incurred in connection with the ATM Agreement. The Company and the ATM Manager may each terminate the ATM Agreement at any time upon specified prior written notice.

For the three months ended June 30, 2024, the Company sold an aggregate of 87,683 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $0.3 million after deducting underwriting discounts.

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan"). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and, in December 2021, the Company’s stockholders approved an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares. On January 30, 2023, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 70,223 shares. On June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 5,070,223 shares, which extended the term of the 2015 Incentive Plan to June 24, 2034, to increase the limit of shares that may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Incentive Plan authorizes grants to issue up to 5,070,223 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 5,044,701 shares at June 30, 2024.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the six months ended  June 30, 2024:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
	(in thousands)
Unvested balance at December 31, 2023	1,311	$196.21
Granted	—	—
Forfeited	—	—
Vested	(283)	85.50
Unvested balance at March 31, 2024	1,028	$226.69
Unvested balance at June 30, 2024	1,028	$226.69

At June 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. This amount does not include, as of June 30, 2024, 45 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2024:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	22,474	$85.50	9.5	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Cancelled/forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at Balance at June 30, 2024	22,474	$85.50	9.0	$—
Expected to vest	16,304	$85.50	9.0	$—
Exercisable	6,170	$85.50	9.0	$—

There were no options granted in the six months ended June 30, 2024. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of June 30, 2024, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.6 million with a weighted average remaining vesting period of 1.5 years.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Research and development	$45	$6	$90	$6
General and administrative	147	21	293	32
Total stock-based compensation expense	$192	$27	$383	$38

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2024 and 2023:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2023	524,601	$32.42	$—
Granted	441,076	6.20
Exercised	(220,538)	22.55
Outstanding, March 31, 2024	745,139	$29.50	$—
Granted	1,420,741	6.25
Exercised	(689,680)	6.20
Outstanding, June 30, 2024	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the  January 2024 Warrant Inducement, the May 2024 Warrant Inducement, and common share sales pursuant to the ATM Agreement, the Company made payments totaling approximately $0.6 million to InvaGen during the six months ended June 30, 2024. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

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

Warrant Liability

The Company has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. The outstanding  October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The  January 2023 Warrants classified as liabilities were fully exercised during the three months ended March 31, 2024. The Black-Scholes Model is used to value the warrants classified as liabilities and the approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

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

In January 2024, the Company entered into an inducement letter with an investor from a registered direct offering in January 2023 which provided for the immediate exercise of certain of its existing outstanding warrants to exercise for cash an aggregate of 25,871 shares of the Company’s common stock at a reduced exercise price of $22.545 per share. Included in the exercise were the entirety of the January 2023 Warrants. The Company revalued the January 2023 Warrants on January 5, 2024, resulting in a fair value of $0.3 million. The $0.1 million increase in the fair value of the common stock warrant liability resulted in an offsetting change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations (see Note 7).

In May 2024, the Company closed on the May 2024 Warrant Inducement with the  May 2024 Holders which provided for the immediate exercise of certain of its existing outstanding warrants to exercise for cash an aggregate of 689,680 shares of the Company's common stock with an exercise price of $6.20. Included in the exercise were certain October 2022 Warrants. The Company revalued the October 2022 Warrants on May 1, 2024, resulting in a fair value of $0.1 million. The $0.1 million decrease in fair value of the common stock warrant liability resulted in an offsetting change in fair value of warrant liabilities in the unaudited condensed consolidated statement of operations (see Note 7).

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2023	$426	$160	$586
Change in fair value of warrants	(13)	129	116
Exercise of warrants	—	(289)	(289)
Fair value of warrants outstanding as of March 31, 2024	$413	$—	$413
Change in fair value of warrants	(255)	—	(255)
Exercise of warrants	(111)	—	(111)
Fair value of warrants outstanding as of June 30, 2024	$47	$—	$47

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	June 30,	December 31,
	2024	2023
Stock price	$3.50	$12.00
Risk-free interest rate	4.52%	3.84%
Expected dividend yield	—	—
Expected term in years	3.3	3.8
Expected volatility	160%	148%

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

Our net loss for the six months ended June 30, 2024 and 2023 was approximately $7.1 million and $11.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $98.0 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company paid an initial cash license fee of $3.0 million. The Company issued shares of its common stock and is obligated to make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. The Company is initially obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi.

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

In May 2024, we announced last patient last visit in the Phase 1b/2a trial and anticipate top-line data readout in the second half of 2024.

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

BAER-101 (novel α2/3–subtype-selective GABA A PAM)

Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic was acquired by the Company pursuant to a stock contribution agreement (the “Contribution Agreement”) with Fortress, in order to strategically align with Avenue’s goals of building a rare and neurologic pipeline. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator. BAER-101 (formerly known as AZD7325) was originally developed by AstraZeneca and has an established safety profile in early clinical trials including over 700 patients.

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

Recent Events

Reverse Stock Split

On April 25, 2024, we filed an amendment (the “Reverse Split Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-75 reverse stock split of our shares of common stock ("Reverse Stock Split"). As a result of the Reverse Stock Split, every 75 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on April 26, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock.

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

On May 21, 2024, we were formally notified by Nasdaq that we have evidenced compliance with the Bid Price Requirement and the Stockholders' Equity Requirement for continued listing on the Nasdaq, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively. Notwithstanding the closing of the matter, the Company was also notified that it will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year, through May 21, 2025. If, during the term of the Panel Monitor, the Company does not satisfy the Stockholders’ Equity Requirement, the Company will not be provided with the opportunity to submit a compliance plan for the Listing Qualifications Staff’s review. The Company will instead be required to request a hearing before the Nasdaq Hearings Panel to address the deficiency, with such request staying any further action with respect to the Company’s listing on Nasdaq pending completion of the hearing process.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, we entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 shares of common stock, originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “January 2024 Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “January 2024 Exercised Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share. Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $22.545, in each case in consideration for the Company’s agreement to issue in a private placement (x) Series A Warrants to purchase up to 220,538 shares of common stock ("New Series A Warrants") and (y) Series B Warrants to purchase up to 220,538 shares of common stock ("New Series B Warrants"). The net proceeds to Avenue from the exercise of the warrants was approximately $4.5 million, after deducting placement agent fees and offering costs.

As a result of the January 2024 Warrant Inducement, the Company presented a deemed dividend for the issuance of the New Series A Warrants and New Series B Warrants of $4.3 million for the six months ended June 30, 2024. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

May 2024 Warrant Inducement and Private Placement

On April 28, 2024, we entered into inducement offer letter agreements (the "May 2024 Warrant Inducement") with (i) certain investors (the "October 2022 Investors") that held certain outstanding warrants to purchase up to an aggregate of 27,271 shares of our common stock originally issued to the October 2022 Investors on October 11, 2022 (the "October 2022 Warrants"); (ii) certain investors (the “November 2023 Investors”) that held certain outstanding Series A and Series B warrants to purchase up to an aggregate of 221,333 shares of common stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants”); and (iii) certain investors (the “January 2024 Investors” and, collectively with the October 2022 Investors and November 2023 Investors, the “May 2024 Holders”) that held certain outstanding New Series A and New Series B warrants to purchase up to an aggregate of 441,076 shares of common stock, originally issued to January 2024 Investors on January 5, 2024 (the “January 2024 Warrants,” and, collectively with the October 2022 Warrants and November 2023 Warrants, the “May 2024 Exercised Warrants”). The October 2022 Warrants had an exercise price of $116.25 per share, the November 2023 Warrants had an exercise price of $22.545 per share, and the January 2024 Warrants had an exercise price of $22.545 per share.

Pursuant to the May 2024 Warrant Inducement, the May 2024 Holders agreed to exercise for cash the May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for our agreement to issue in a private placement (x) new Series C common stock purchase warrants (the “Series C Warrants”) to purchase up to 689,680 shares of common stock (the “Series C Warrant Shares”) and (y) new Series D common stock purchase warrants (the “Series D Warrants” and, together with the Series C Warrants, the “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “May 2024 Warrant Shares”). The May 2024 Holders also agreed to make a payment of $0.125 per May 2024 Warrant Share (the “Additional Warrant Consideration”).

The closing of May 2024 Warrant Inducement occurred on May 1, 2024. The Company received aggregate net proceeds of approximately $3.7 million from the exercise of the May 2024 Exercised Warrants by the May 2024 Holders and the payment of the Additional Warrant Consideration, after deducting placement agent fees and other expenses.

We engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive agent in connection with the transactions summarized above and paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the May 2024 Exercised Warrants at the reduced exercise price and the Additional Warrant Consideration. In addition, we (i) reimbursed Wainwright for $50,000 of the fees and expenses of Wainwright’s legal counsel and other of its out-of-pocket expenses, (ii) reimbursed Wainwright for its non-accountable expenses in the amount of $35,000, and (iii) paid a management fee equal to 1.0% of the gross proceeds raised. We also issued to Wainwright or its designees placement agent warrants (the “Placement Agent Warrants”) to purchase up to 41,381 shares of common stock. The Placement Agent Warrants have the same terms as the Series C Warrants, except that the Placement Agent Warrants have an exercise price equal to $7.75 per share.

As a result of the May 2024 Warrant Inducement, the Company presents a deemed dividend for the issuance of the Series C Warrants and Series D Warrants of $4.5 million for the quarter ended June 30, 2024. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

ATM Offering

On May 10, 2024, we entered into an At the Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co. LLC (the "ATM Manager") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sales of the shares are made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the Securities and Exchange Commission (the "SEC") on December 7, 2021 and declared effective on December 10, 2021, and the related prospectus supplement dated May 10, 2024 (the "ATM Registration Statement") and filed with the SEC on such date. As a result of the limitations of General Instruction I.B.6 of Form S-3, we may currently sell up to a maximum of $3,850,000 of our shares under the ATM Agreement. We will pay the ATM Manager a commission of 3.0% of the gross proceeds from the sales of shares sold through the ATM Manager under the ATM Agreement. We will also reimburse the ATM Manager for certain expenses incurred in connection with the ATM Agreement. Both the Company and the ATM Manager may each terminate the ATM Agreement at any time upon specified prior written notice. For the three months ended June 30, 2024, the Company sold an aggregate of 87,683 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $0.3 million after deducting underwriting discounts.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “2023 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Accounting Pronouncements

As of June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2023 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiary, Baergic. All intercompany balances and transactions have been eliminated. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its' subsidiary.

Results of Operations

General

At June 30, 2024, we had an accumulated deficit of $98.0 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2024 and 2023

	For The Three Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$1,361	$3,027	$(1,666)	(55)%
General and administrative	1,462	896	566	63%
Loss from operations	(2,823)	(3,923)	1,100	(28)%

Other income (expense):
Interest income	52	57	(5)	(9)%
Loss on settlement of common stock warrant liabilities	(185)	—	(185)	—%
Change in fair value of warrant liabilities	255	(150)	405	(270)%
Total other income (expense)	122	(93)	215	(231)%
Net loss	(2,701)	(4,016)	1,315	(33)%

Net loss attributable to non-controlling interests	(9)	(9)	—	—%
Net loss attributable to Avenue	$(2,692)	$(4,007)	$1,315	(33)%

Net loss attributable to common stockholders	$(7,186)	$(4,007)	$(3,179)	79%

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

For the three months ended June 30, 2024 and 2023, research and development expenses were $1.4 million and $3.0 million, respectively. The decrease of $1.6 million was associated with a $1.6 million decrease in clinical development costs.

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

For the three months ended June 30, 2024 and 2023, general and administrative expenses were $1.5 million and $0.9 million, respectively. The increase of $0.6 million is related to an increase of $0.3 million in payments to InvaGen, $0.2 million in common stock issued to Fortress, and $0.1 million in non-cash stock compensation costs, which was partially offset by a decrease of $0.1 million in professional fees.

Interest Income

Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on settlement of common stock warrant liabilities was $0.2 million for the three months ended June 30, 2024. The May 2024 Warrants had a fair value of $0.2 million allocated to the October 2022 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $0.3 million and loss of $0.2 for the three months ended June 30, 2024 and 2023, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Comparison of the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$3,752	$4,242	$(490)	(12)%
Research and development – licenses acquired	—	4,230	(4,230)	(100)%
General and administrative	2,778	1,880	898	48%
Loss from operations	(6,530)	(10,352)	3,822	(37)%

Other income (expense):
Interest income	100	94	6	6%
Financing costs – warrant liabilities	—	(332)	332	(100)%
Loss on settlement of common stock warrant liabilities	(759)	—	(759)	—%
Change in fair value of warrant liabilities	139	(1,028)	1,167	(114)%
Total other expense	(520)	(1,266)	746	-207%
Net loss	(7,050)	(11,618)	4,568	-244%

Net loss attributable to non-controlling interests	(18)	(75)	57	(76)%
Net loss attributable to Avenue	$(7,032)	$(11,543)	$4,511	(39)%

Net loss attributable to common stockholders	$(15,842)	$(11,543)	$(4,299)	37%

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

For the six months ended June 30, 2024 and 2023, research and development expenses were $3.8 million and $4.2 million, respectively. The decrease of $0.4 million is primarily associated with a $0.6 million decrease in pre-clinical and clinical development costs, partially offset by a $0.2 million increase in personnel-related costs, including salaries, benefits, and stock-based compensation.

For the six months ended June 30, 2023, research and development - licenses acquired expenses were $4.2 million related to the AJ201 license acquisition, with no comparable expense in 2024.

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

For the six months ended June 30, 2024 and 2023, general and administrative expenses were $2.8 million and $1.9 million, respectively. The increase of $0.9 million is primarily related to an increase of $0.4 million in payments to InvaGen during the quarter ended June 30, 2024, $0.2 million personnel-related costs including salaries, benefits, and stock-based compensation, $0.2 million in professional fees and $0.1 million in common stock issued to Fortress.

Interest Income

Interest income was $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was $0.8 million and $0 for the six months ended June 30, 2024 and 2023, respectively. The New Series A Warrants, New Series B Warrants, and May 2024 Warrants had a fair value of $0.8 million allocated to the liability classified October 2022 Warrants and January 2023 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $0.1 million and a loss of $1.0 for the six months ended June 30, 2024 and 2023, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At June 30, 2024, we had $4.9 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will increase substantially for the foreseeable future as we continue to execute on our product development plan and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, including through at-the-market program offerings, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan past the first quarter of 2025. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30,
($ in thousands)	2024	2023
Total cash and cash equivalents provided by (used in):
Operating activities	$(5,373)	$(6,238)
Investing activities	—	(2,000)
Financing activities	8,509	3,101
Net increase (decrease) in cash and cash equivalents	$3,136	$(5,137)

Operating Activities

Net cash and cash equivalents used in operating activities was $5.4 million for the six months ended June 30, 2024, primarily comprised of our $7.1 million net loss, $0.4 million reduction in common shares issuable to Fortress and $0.1 million change in fair value of warrant liabilities, partially offset by a $0.8 million loss on settlement of common stock warrant liabilities, an increase of $0.5 million in operating assets and liabilities, $0.5 million for common shares issued to Fortress and $0.4 million in share-based compensation.

Net cash and cash equivalents used in operating activities was $6.2 million for the six months ended June 30, 2023, primarily comprised of our $11.6 million net loss partially offset by an increase in operating assets and liabilities of $1.0 million, $2.0 million in research and development AJ201 license expense, $1.2 million in stock issuance for licenses acquired, $1.0 million change in fair value of warrant liability and $0.1 million in common share issuances to Fortress.

Investing Activities

Net cash and cash equivalents used in investing activities was $2.0 million for the six months ended June 30, 2023, primarily comprised of the $2.0 million AJ201 license payment.

Financing Activities

Net cash and cash equivalents provided by financing activities was $8.5 million for the six months ended June 30, 2024, primarily due to $8.2 million in net proceeds from the May 2024 Warrant Inducement and $0.3 million in net proceeds received from the sale of common stock pursuant to the ATM Agreement.

Net cash and cash equivalents provided by financing activities was $3.1 million for the six months ended June 30, 2023, primarily due to the $3.1 million raised in a registered direct offering and private placement offering from January 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2023 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2023 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Forward-looking Statements." You should be aware that these risk factors and other information may not describe every risk our Company faces. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description

1.1	At the Market Offering Agreement, dated May 10, 2024, by and between Avenue Therapeutics, Inc. and H.C. Wainwright & Co., LLC, filed as Exhibit 1.1 to Form 8-K filed on May 10, 2024 (File No. 001-38114) and incorporated by reference herein.
3.1	Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 27, 2017 (File No. 001-38114) and incorporated herein by reference.
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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., as filed on February 20, 2024, filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc. as filed on April 25, 2024, filed as exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.
3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
4.3	Form of New Series C Warrant (May 2024), filed as Exhibit 4.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
4.4	Form of New Series D Warrant (May 2024), filed as Exhibit 4.2 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
4.5	Form of Placement Agent Warrant (May 2024), filed as Exhibit 4.3 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
10.1	Form of Investor Inducement Letter, filed as Exhibit 10.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
10.2	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 24, 2024 (File No. 001-38114) and incorporated herein by reference.
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 9, 2024	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: August 9, 2024	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)