Form 10-Q
period 2024-09-30
AVENUE THERAPEUTICS, INC.
filed 2024-11-14
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 11, 2024
Common Stock, $0.0001 par value	1,911,633

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended September 30, 2024

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$2,597	$1,783
Prepaid expenses and other current assets	28	67
Total assets	$2,625	$1,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$427	$287
Accounts payable and accrued expenses - related party	517	323
Warrant liability	29	586
Total current liabilities	973	1,196

Total liabilities	973	1,196

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock ($0.0001 par value), 200,000,000 and 75,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively
Common shares, 1,604,158 and 341,324 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	3
Additional paid-in capital	103,646	92,507
Accumulated deficit	(101,036)	(90,928)
Total stockholders’ equity attributed to the Company	2,610	1,582

Non-controlling interests	(958)	(928)
Total stockholders’ equity	1,652	654
Total liabilities and stockholders’ equity	$2,625	$1,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,327	$907	$6,080	$5,149
Research and development – licenses acquired	—	—	—	4,230
General and administrative	829	1,161	3,607	3,042
Loss from operations	(3,156)	(2,068)	(9,687)	(12,421)

Other income (expense):
Interest income	51	9	152	104
Financing costs – warrant liabilities	—	—	—	(332)
Loss on settlement of common stock warrant liabilities	—	—	(759)	—
Change in fair value of warrant liabilities	18	2,572	157	1,544
Total other income (expense)	69	2,581	(450)	1,316
Net income (loss)	$(3,087)	$513	$(10,137)	$(11,105)

Net loss attributable to non-controlling interests	(11)	(13)	(29)	(88)
Net income (loss) attributable to Avenue	$(3,076)	$526	$(10,108)	$(11,017)

Net income (loss) attributable to common stockholders	$(3,076)	$526	$(18,918)	$(11,017)

Net income (loss) per common share attributable to common stockholders, basic and diluted	$(1.92)	$4.86	$(17.27)	$(115.55)

Weighted average number of common shares outstanding, basic and diluted	1,600,189	108,210	1,095,180	95,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

Three months ended September 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827
Share based compensation	—	—	—	—	331	—	—	331
Common shares issuable - Founders Agreement	—	—	4,023	—	14	—	—	14
Exercise of warrants	—	—	253,500	—	—	—	—	—
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	160,934	—	567	—	—	567
Non-controlling interest in subsidiaries	—	—	—	—	10	—	(10)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(11)	(11)
Net loss attributable to common stockholders	—	—	—	—	—	(3,076)	—	(3,076)
Balance at September 30, 2024	250,000	$—	1,608,181	$—	$103,646	$(101,036)	$(958)	$1,652

Nine Months Ended September 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	714	—	—	714
Common shares issuable - Founders Agreement	—	—	4,023	—	(357)	—	—	(357)
Issuance of common stock to Fortress	—	—	53,586	—	543	—	—	543
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	876,806	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	245,617	—	862	—	—	862
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	1	—	(1)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(29)	(29)
Net loss attributable to common stockholders	—	—	—	—	—	(10,108)	—	(10,108)
Balance at September 30, 2024	250,000	$—	1,608,181	$—	$103,646	$(101,036)	$(958)	$1,652

Three months ended September 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at June 30, 2023	250,000	$—	105,630	$1	$86,757	$(92,094)	$(810)	$(6,146)
Share based compensation	—	—	—	—	561	—	—	561
Issuance of common stock for license expense	—	—	3,688	—	—	—	—	—
Shares issued in a private placement offering	—	—	10,227	—	550	—	—	550
Non-controlling interest in subsidiaries	—	—	—	—	49	—	(49)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Net loss attributable to common stockholders	—	—	—	—	—	526	—	526
Balance at September 30, 2023	250,000	$—	119,545	$1	$87,917	$(91,568)	$(872)	$(4,522)

Nine Months Ended September 30, 2023

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance at December 31, 2022	250,000	$—	63,671	$—	$84,456	$(80,551)	$(639)	$3,266
Share based compensation	—	—	—	—	599	—	—	599
Issuance of common stock to Fortress	—	—	4,997	—	72	—	—	72
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	5,974	1	865	—	—	866
Issuance of common stock for license expense	—	—	14,777	—	1,230	—	—	1,230
Exercise of warrants	—	—	19,899	—	—	—	—	—
Shares issued in a private placement offering	—	—	10,227	—	550			550
Non-controlling interest in subsidiaries	—	—	—	—	145	—	(145)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(88)	(88)
Net loss attributable to common stockholders	—	—	—	—	—	(11,017)	—	(11,017)
Balance at September 30, 2023	250,000	$—	119,545	$1	$87,917	$(91,568)	$(872)	$(4,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(10,137)	$(11,105)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	714	599
Loss on settlement of common stock warrant liabilities	759	—
Change in fair value of warrant liabilities	(157)	(1,544)
Issuance of common stock for licenses acquired	—	1,230
Research and development-licenses acquired, expense	—	3,000
Issuance of common stock to Fortress	543	72
Common shares issuable - Founders Agreement	(357)	—
Changes in operating assets and liabilities:
Other receivables - related party	—	(13)
Prepaid expenses and other current assets	39	119
Accounts payable and accrued expenses	140	511
Deferred financing costs	—	(239)
Accounts payable and accrued expenses - related party	194	243
Net cash used in operating activities	(8,262)	(7,127)

Cash flows from investing activities:
Purchase of research and development licenses	—	(3,000)
Net cash used in investing activities	—	(3,000)

Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	3,101
Shares issued in a private placement offering	—	550
Deferred financing costs	—	(71)
Proceeds from ATM sales of common stock, net of issuance costs	862	—
Exercise of warrants	9,421	—
Warrant transaction costs	(1,207)	—
Net cash provided by financing activities	9,076	3,580

Net change in cash and cash equivalents	814	(6,547)
Cash and cash equivalents, beginning of period	1,783	6,708
Cash and cash equivalents, end of period	$2,597	$161

Supplemental cash flow information:
Unpaid financing costs	$—	$239
Issuance of common shares - Founders Agreement	$543	$—

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2024, the Company had an accumulated deficit of $101.0 million. Due to uncertainties regarding future operations of the Company for an ongoing Phase 1b/2a trial of AJ201, a potential Phase 3 safety study for IV tramadol, and the expansion of the Company's development portfolio within neuroscience with the consummation of the transaction with Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, including through at-the-market ("ATM") offerings or other potential sources, the timing of which is unknown at this time. The Company will require additional funds to cover operational expenses over the next 12 months. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend of $0 and $8.8 million, respectively, for the modification of certain of its existing warrants and issuance of warrants during the three and nine months ended September 30, 2024 (see Note 7). Diluted net loss per share excludes unvested restricted stock, preferred shares and the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	September 30,
	2024	2023
Unvested restricted stock units/awards	235,851	1,311
Warrants	1,476,200	81,043
Options	256,474	22,474
Class A Preferred shares	223	223
Total potential dilutive effect	1,968,748	105,051

The 33,412 shares held in abeyance from the May 2024 Warrant Inducement (as defined in Note 7) as of September 30, 2024 were included in the September 30, 2024 computation of diluted net loss per share for the three and nine months ended September 30, 2024 since no additional consideration is due upon issuance of the shares.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the "MSA") with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded expense related to the MSA of $0.4 million and $0.4 million, respectively.

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

Annual Equity Fee

For the three and nine months ended September 30, 2024, the Company did not have an Annual Equity Fee expense. There were 22,476 shares of the Company's common stock issued to Fortress in January 2024 related to the 2023 Annual Equity Fee.

For the three and nine months ended September 30, 2023, the Company did not have an Annual Equity Fee expense. There were 3,085 shares of the Company's common stock issued to Fortress in January 2023 related to the 2022 Annual Equity Fee.

Financing Equity Fee

For the three months ended September 30, 2024, the Company recorded a Financing Equity Fee of $14,000 and common stock issuable to Fortress of 4,023 shares. For the nine months ended September 30, 2024, the Company recorded a Financing Equity Fee of $0.2 million and issued 31,110 shares of the Company's common stock to Fortress.

For the three months ended September 30, 2023, the Company recorded a Financing Equity Fee of $0.1 million and issued 5,579 shares of the Company's common stock to Fortress. For the nine months ended September 30, 2023, the Company recorded a Financing Equity Fee of $0.2 million and issued 7,491 shares of the Company's common stock to Fortress.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accounts payable	$140	$78
Accrued employee compensation	39	11
Accrued contracted services and other	248	198
Total accounts payable and accrued expenses	$427	$287

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of September 30, 2024, there was no litigation against the Company.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the "Shelf"). Approximately $24.1 million of securities remain available for sale under the 2021 Shelf as of September 30, 2024.

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

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on December 7, 2021 and declared effective by the SEC on December 10, 2021, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the limitations of General Instruction I.B.6 of Form S-3, the Company may currently sell up to a maximum of $3,850,000 of its shares pursuant to the ATM Agreement.

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

For the three months and nine months ended September 30, 2024, the Company sold an aggregate of 160,934 shares and 245,617 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $0.6 million and $0.9 million, respectively, after deducting underwriting discounts

Equity Incentive Plan

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,701 shares at September 30, 2024.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the nine months ended  September 30, 2024:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2023	1,311	$196.21
Granted	—	—
Forfeited	—	—
Vested	(283)	85.50
Unvested balance at March 31, 2024	1,028	$226.69
Unvested balance at June 30, 2024	1,028	$226.69
Granted	235,000	2.46
Forfeited	—	—
Vested	—	—
Unvested balance at September 30, 2024	236,028	$3.44

At September 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years. This amount does not include, as of September 30, 2024, 45 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of September 30, 2024, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	22,474	$85.50	9.5	$—
Granted	234,000	$2.46		$—
Exercised	—	$—		$—
Cancelled/forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at Balance at September 30, 2024	256,474	$9.74	9.9	$—
Expected to vest	246,802	$6.77	9.9	$—
Exercisable	9,672	$85.50	8.7	$—

There were 234,000 options granted in the nine months ended September 30, 2024. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.15 and $85.50, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of September 30, 2024, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.9 million with a weighted average remaining vesting period of 1.3 years.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	For the Nine Months Ended
	September 30,
	2024	2023
Volatility	135%	124.9 - 125.7%
Expected term (in years)	5.64	5.8 - 5.9
Risk-free rate	3.6%	4.1%
Expected dividend yield	—%	—%

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$89	$144	$179	$150
General and administrative	242	417	535	449
Total stock-based compensation expense	$331	$561	$714	$599

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2024 and 2023:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2023	524,601	$32.42	$—
Granted	441,076	6.20
Exercised	(220,538)	22.55
Outstanding, March 31, 2024	745,139	$29.50	$—
Granted	1,420,741	6.25
Exercised	(689,680)	6.20
Outstanding, June 30, 2024	1,476,200	$8.64	$—
Outstanding, September 30, 2024	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the closing of the  January 2024 Warrant Inducement, the May 2024 Warrant Inducement, and common share sales pursuant to the ATM Agreement, the Company made payments totaling approximately $0.7 million to InvaGen during the nine months ended September 30, 2024. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2023	$426	$160	$586
Change in fair value of warrants	(13)	129	116
Exercise of warrants	—	(289)	(289)
Fair value of warrants outstanding as of March 31, 2024	$413	$—	$413
Change in fair value of warrants	(255)	—	(255)
Exercise of warrants	(111)	—	(111)
Fair value of warrants outstanding as of June 30, 2024	$47	$—	$47
Change in fair value of warrants	(18)	—	(18)
Exercise of warrants	—	—	—
Fair value of warrants outstanding as of September 30, 2024	$29	$—	$29

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	September 30,	December 31,
	2024	2023
Stock price	$2.49	$12.00
Risk-free interest rate	3.58%	3.84%
Expected dividend yield	—	—
Expected term in years	3.0	3.8
Expected volatility	164%	148%

Note 9 - Subsequent Events

On November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Fortress, whereby Fortress agreed to convert 50% of a total of $0.5 million owed by the Company under the MSA into newly issued common stock of the Company and forgive the remaining 50% of the accrued balance. Therefore, the Company issued a total of 122,850 shares based on the closing price of $2.035 on the day prior to the execution of the agreement and reduced its liabilities associated with accounts payable and accrued expenses by $0.5 million.

Subsequent to the period ended September 30, 2024, the Company sold an aggregate of 274,063 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $0.6 million after deducting underwriting discounts. As a result of the foregoing transactions and as of the date of this filing, the Company believes it has stockholders’ equity of at least $2.5 million and therefore continues to satisfy the minimum Nasdaq listing requirement set forth in Nasdaq Listing Rule 5550(b)(1).

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

Our net loss for the nine months ended September 30, 2024 and 2023 was approximately $10.1 million and $11.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $101.0 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

In May 2024, we announced last patient last visit in the Phase 1b/2a trial and anticipate top-line data readout around year-end 2024.

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

Accounting Pronouncements

See Note 2, “Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Results of Operations

General

At September 30, 2024, we had an accumulated deficit of $101.0 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidate are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2024 and 2023

	For The Three Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$2,327	$907	$1,420	157%
General and administrative	829	1,161	(332)	(29)%
Loss from operations	(3,156)	(2,068)	(1,088)	53%

Other income (expense):
Interest income	51	9	42	467%
Change in fair value of warrant liabilities	18	2,572	(2,554)	(99)%
Total other income (expense)	69	2,581	(2,512)	(97)%
Net income (loss)	(3,087)	513	(3,600)	(702)%

Net loss attributable to non-controlling interests	(11)	(13)	2	(15)%
Net income (loss) attributable to Avenue	$(3,076)	$526	$(3,602)	(685)%

Net income (loss) attributable to common stockholders	$(3,076)	$526	$(3,602)	(685)%

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

For the three months ended September 30, 2024 and 2023, research and development expenses were $2.3 million and $0.9 million, respectively. The increase of $1.4 million was associated with a $1.6 million increase in pre-clinical and clinical development costs, partially offset by a $0.2 million decrease in personnel-related costs, including salaries, benefits, and stock-based compensation.

We expect our research and development activities to continue as we attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with the following:

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

For the three months ended September 30, 2024 and 2023, general and administrative expenses were $0.8 million and $1.2 million, respectively. The decrease of $0.4 million is related to a decrease of $0.3 million in personnel-related costs, including salaries, benefits, and stock-based compensation and $0.1 million in professional fees.

Interest Income

Interest income was $51,000 and $9,000 for the three months ended September 30, 2024 and 2023, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $19 thousand and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$6,080	$5,149	$931	18%
Research and development – licenses acquired	—	4,230	(4,230)	(100)%
General and administrative	3,607	3,042	565	19%
Loss from operations	(9,687)	(12,421)	2,734	(22)%

Other income (expense):
Interest income	152	104	48	46%
Financing costs – warrant liabilities	—	(332)	332	(100)%
Loss on settlement of common stock warrant liabilities	(759)	—	(759)	—%
Change in fair value of warrant liabilities	157	1,544	(1,387)	(90)%
Total other income (expense)	(450)	1,316	(1,766)	-134%
Net loss	(10,137)	(11,105)	968	-9%

Net loss attributable to non-controlling interests	(29)	(88)	59	(67)%
Net loss attributable to Avenue	$(10,108)	$(11,017)	$909	(8)%

Net loss attributable to common stockholders	$(18,918)	$(11,017)	$(7,901)	72%

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

For the nine months ended September 30, 2024 and 2023, research and development expenses were $6.1 million and $5.1 million, respectively. The increase of $1.0 million is primarily associated with a $1.0 million increase in pre-clinical and clinical development costs.

For the nine months ended September 30, 2023, research and development - licenses acquired expenses were $4.2 million related to the AJ201 license acquisition, with no comparable expense in 2024.

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

For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $3.6 million and $3.0 million, respectively. The increase of $0.6 million is primarily related to an increase of $0.5 million in payments to InvaGen, and $0.1 million in common stock issued to Fortress.

Interest Income

Interest income was $0.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was $0.8 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. The new Series A common stock warrants, new Series B common stock warrants, new Series C common stock warrants and new Series D common stock warrants had a fair value of $0.8 million allocated to the liability classified warrants to purchase shares of our common stock originally issued in October 2022 and January 2023 at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $0.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At September 30, 2024, we had $2.6 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will increase substantially for the foreseeable future as we continue to execute on our product development plan and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, including through at-the-market program offerings, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan past the first half of 2025. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Total cash and cash equivalents provided by (used in):
Operating activities	$(8,262)	$(7,127)
Investing activities	—	(3,000)
Financing activities	9,076	3,580
Net increase (decrease) in cash and cash equivalents	$814	$(6,547)

Operating Activities

Net cash and cash equivalents used in operating activities was $8.3 million for the nine months ended September 30, 2024, primarily comprised of our $10.1 million net loss, $0.4 million reduction in common shares issuable to Fortress and $0.2 million change in fair value of warrant liabilities, partially offset by a $0.8 million loss on settlement of common stock warrant liabilities, an increase of $0.4 million in operating assets and liabilities, $0.5 million for common shares issued to Fortress and $0.7 million in share-based compensation.

Net cash and cash equivalents used in operating activities was $7.1 million for the nine months ended September 30, 2023, primarily comprised of our $11.1 million net loss and $1.5 million change in fair value of warrant liability, partially offset by the $3.0 million AJ201 license payment, an increase in operating assets and liabilities of $0.6 million, $0.6 million in share-based compensation, $1.2 million in stock issuance for licenses acquired and $0.1 million common share issuance to Fortress.

Investing Activities

Net cash and cash equivalents used in investing activities was $0.0 for the nine months ended September 30, 2024 and was $3.0 million for the nine months ended September 30, 2023, primarily comprised of the $3.0 million AJ201 license payment.

Financing Activities

Net cash and cash equivalents provided by financing activities was $9.1 million for the nine months ended September 30, 2024, primarily due to $8.2 million in net proceeds from the inducement offer letter agreements we entered into in January 2024 and April 2024 and $0.9 million in net proceeds received from the sale of common stock pursuant to the At the Market Offering Agreement we entered into with H.C. Wainwright & Co. in May 2024.

Net cash and cash equivalents provided by financing activities was $3.6 million for the nine months ended September 30, 2023, primarily comprised of $3.1 million from the registered direct and private placement offerings in January 2023, and $0.6 million from the private placement offering in September 2023, partially offset by $0.1 million of expenses related to the public offering in November 2023.

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

With respect to the quarter ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

To our knowledge, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions that are not expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows. In the ordinary course of business, however, we may be subject to both insured and uninsured litigation. Suits and claims may be brought against us by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of our product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

On November 13, 2024, we agreed to issue 122,850 shares of our common stock to Fortress in exchange for the conversion of $250,000 of indebtedness owed under the Management Services Agreement with Fortress. The issuance was made pursuant to a privately negotiated transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. See Note 9, “Subsequent Events”, to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., as filed on February 20, 2024, filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc. as filed on April 25, 2024, filed as exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.
3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
4.3	Form of New Series C Warrant (May 2024), filed as Exhibit 4.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
4.4	Form of New Series D Warrant (May 2024), filed as Exhibit 4.2 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
4.5	Form of Placement Agent Warrant (May 2024), filed as Exhibit 4.3 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.
10.1	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.1 to Form 8-K filed on September 27, 2024 (File No. 001-38114) and incorporated herein by reference.
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2024. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2024. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2024. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2024. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 14, 2024	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: November 14, 2024	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)