Form 10-K
period 2024-12-31
AVENUE THERAPEUTICS, INC.
filed 2025-03-31
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

(781) 652-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol(s)	(Name of exchange on which registered)
Common Stock, par value $0.0001 per share	ATXI	Nasdaq Capital Market(1)

(1)	On March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on March 19, 2025. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq, at which time the common stock will cease to be registered pursuant to Section 12(b) of the Act and immediately be deemed registered pursuant to Section 12(g) of the Act. Since March 19, 2025, the Company’s common stock has been traded on the over-the-counter market under the symbol “ATXI”.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $3,910,957.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 28, 2025
Common Stock, $0.0001 par value	3,149,702

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of current or historical fact contained in this report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “project,” “will,” “would,” and similar expressions are generally intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	the purported termination letter from, and dispute with, the licensor of AJ201 regarding their attempted license agreement termination;

●	the fact that we currently have no drug products for sale and that our success is dependent on our product candidates receiving regulatory approval and being successfully commercialized;

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

●	our reliance on third parties for several aspects of our operations;

●	our reliance on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities;

●	the possibility that we may not receive regulatory approval for any or all of our product candidates, or that such approval may be significantly delayed due to scientific or regulatory reasons;

●	the fact that even if one or more of our product candidates receives regulatory approval, they will remain subject to substantial regulatory scrutiny;

●	the effects of current and future laws and regulations relating to fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations;

●	the effects of competition for our product candidates and the potential for new products to emerge that provide different or better therapeutic alternatives for our targeted indications;

●	the possibility that the government or third-party payors fail to provide adequate coverage and payment rates for our product candidates or any future products;

●	our ability to establish sales and marketing capabilities or to enter into agreements with third parties to market and sell our product candidates;

●	our exposure to potential product liability claims;

●	the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;

●

our ability to maintain compliance with the obligations under our intellectual property licenses and funding arrangements with third parties, without which licenses and arrangements we could lose rights that are important to our business;

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the fact that the OTC Pink Open Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a "penny stock" and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	the risks described under the section titled “Risk Factors” in this Annual Report and in other filings we make with the Securities and Exchange Commission.

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

Risks Pertaining to Our Business and Influence

●	We have received a purported termination letter from AnnJi, the licensor of our primary product candidate AJ201, and are currently embroiled in a dispute with them regarding such attempted termination. There is no guarantee regarding the outcome or impact of the dispute;

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

Risks Pertaining to the Commercialization of Product Candidates

●

We are subject to new legislation, regulatory proposals, and managed care initiatives, that may increase our costs of compliance and adversely affect our ability to market any products for which we receive regulatory approval, obtain collaborators, and raise capital.

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

PART I

Item 1.          Business

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our current product candidates include AJ201 for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy's Disease), intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

In February 2023, we announced that we entered into a license agreement (the “AnnJi License Agreement”) with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”) whereby the Company obtained an exclusive license from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the United States (“U.S.”) for the treatment of SBMA, also known as Kennedy’s Disease. On March 3, 2025, the Company received a notice of AnnJi’s intent to terminate the AnnJi License Agreement (the “Purported Termination Notice”) in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by the Company of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure of the Company to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027. The Company believes that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. The Company has filed a Request for Arbitration with the International Court of Arbitration and also intends to follow the dispute resolution procedures set forth in the AnnJi License Agreement, which include mediation. See “Product Candidates Under Development – AJ201 – AnnJi Dispute” below and within “Item 1A. Risk Factors” for more information regarding this dispute.

In November 2022, we completed a Stock Contribution Agreement, dated May 11, 2022 (the “Contribution Agreement”) with Fortress Biotech, Inc (“Fortress”) to acquire the shares in Baergic Bio, Inc. (“Baergic”), which is developing BAER-101, a novel α2/3–subtype-selective gamma-aminobutyric acid ("GABA") A positive allosteric modulator (“PAM”). As a result, Baergic is a majority-controlled and owned subsidiary company of Avenue.

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

In January 2024, we announced the completion of enrollment for the Phase 1b/2a trial and in May 2024, we announced last patient last visit in the Phase 1b/2a trial.

AnnJi Dispute

On March 3, 2025, the Company received a notice of AnnJi’s intent to terminate the AnnJi License Agreement (the “Purported Termination Notice”) in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by the Company of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure of the Company to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027.

The Company firmly believes that the grounds for termination of the AnnJi License Agreement stated in the Purported Termination Notice are without merit and intends to pursue all rights provided to it under the AnnJi License Agreement and by law. Accordingly, the Company believes that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. The Company has filed a Request for Arbitration with the International Court of Arbitration and also intends to follow the dispute resolution procedure set forth in the AnnJi License Agreement, which includes mediation.

Under the terms of the AnnJi License Agreement, the Company or AnnJi may terminate the AnnJi License Agreement upon a material breach by the other party upon written notice to the breaching party, provided that the breaching party has not cured such breach within sixty (60) calendar days after the date such written notice was received (such period, the “Cure Period”), provided that if the breaching party is exercising commercially reasonable efforts to cure the breach, the Cure Period is automatically extended for so long as such breaching party is exercising such efforts, but in no event no more than ninety (90) calendar days in the aggregate from the date of a written termination notice. The AnnJi License Agreement further provides that if the parties disagree as to whether there has been a material breach (including whether the breach is material), the disputing party may contest the allegation in accordance with the applicable provisions of the AnnJi License Agreement, and the Cure Period for any dispute must run through the date of resolution of such dispute. During the pendency of any such dispute, all terms and conditions of the AnnJi License Agreement remain in effect, and the parties are required to continue to perform their respective obligations under the AnnJi License Agreement. In sending the Purported Termination Notice, AnnJi did not observe these dispute resolution provisions in the AnnJi License Agreement.

The continued dispute with AnnJi may impact our ability to further pursue our clinical efforts for AJ201 and otherwise affect our business plans and operations. See the first item in “Item 1A. Risk Factors” below.

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

We do not currently have any plans to initiate the study, unless we obtain financing for this purpose.

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

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rat from Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has been shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally.

Our Strategy

Our primary objective is to establish each of our product candidates as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the treatment of patients with neurologic diseases. The key elements of our strategy include:

●

Develop AJ201 for the treatment of SBMA and potentially other polyglutamine (polyQ)-related diseases. In February 2023, we licensed AJ201 for the treatment of SBMA and continue to work with the licensor in conducting the ongoing Phase 1b/2a multi-center trial in the United States that we believe could establish the drug’s safety, tolerability, pharmacokinetic, and pharmacodynamic profile. We intend to evaluate the data from the Phase 1b/2a trial and assess the development plan for a pivotal study in SBMA and also assess whether we can expand the drug for other polyQ diseases such as Huntington’s disease and spinocerebellar ataxias. See “Product Candidates Under Development – AJ201 – AnnJi Dispute” above and “Item 1A. Risk Factors” for information regarding a dispute regarding our AnnJi License Agreement for AJ201.

●

Obtain FDA approval of IV tramadol for the management of postoperative acute pain. In January 2024, we announced that we reached final agreement with the FDA on a Phase 3 safety study protocol and statistical analysis approach. The study will assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine with IV hydromorphone for rescue of breakthrough pain in approximately 300 post-bunionectomy patients. IV tramadol previously demonstrated safety and efficacy in the bunionectomy model in a Phase 3 efficacy trial. We do not currently have any plans to initiate the study, unless we obtain financing for this purpose.

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

A Phase 1b/2a multicenter double-blind randomized clinical trial, which was designed to assess the tolerability of AJ201 in patients with clinically and genetically defined SBMA with a secondary objective of assessing the pharmacokinetics and pharmacodynamics of AJ201, initiated in 2023. The study was conducted in the U.S. across six sites including Stanford University, University of California, Irvine, the National Institutes of Health, Mayo Clinic Jacksonville, Mayo Clinic Rochester, and Washington University in St. Louis. The patients were dosed once daily orally with 600 mg of AJ201 for 12 weeks with a four-week follow-up period. The last patient visit in this trial was completed in May 2024.

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

In subsequent discussions with the FDA following our Complete Response Letters, we reached final agreement with the FDA in January 2024 on a final Phase 3 non-inferiority safety study designed to assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post post-bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Of note, IV tramadol demonstrated safety and efficacy in this same surgical model in two Phase 3 efficacy trials. Patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of opioid induced respiratory depression. We do not currently have any plans to initiate the study, unless we obtain financing for this purpose.

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

The Tramadol License Agreement also grants us the exclusive commercialization rights to continuation applications of the ’949, ’551, and ’900 patents (and related applications) that are currently pending at the USPTO. This includes, but is not limited to, U.S. Application Serial No. 15/976,503 (“the ’503 application”), a continuation of the ’551 patent and filed on May 10, 2018; U.S. Application Serial No. 16/223,522 (“the ’522 application”), a continuation of the ’199 application and filed on December 18, 2018; U.S. Application Serial No. 15/986,199 (“the ’199 application”), a continuation of the ’900 patent and filed on May 22, 2018; and U.S. Application Serial No. 16/223,556 (“the ’556 application”), a continuation of the ’503 application and filed on December 18, 2018. The ’503, ’522, and ’199 applications are directed to various dosing regimens for intravenous administration of a 50 mg dose of tramadol. The ’556 application is directed to various dosing regimens for intravenous administration of a 60 mg dose of tramadol.

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

AJ201

In February 2023, we licensed intellectual property rights pertaining to the molecule known as JM17 which underlies the final product form AJ201. The intellectual property licensed includes issued patents in the US relating to the compound itself, and methods of use for treating various medical conditions associated with the androgen receptor. The compound-related patent may first begin to expire as early as 2029 and the method patent as early as 2028. There is also an additional issued patent relating to methods of treating various neurodegenerative disorders which may first begin to expire in 2040. See “Product Candidates Under Development – AJ201 – AnnJi Dispute” above and “Item 1A. Risk Factors” for information regarding a dispute regarding our AnnJi License Agreement for AJ201.

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2025, effective through September 30, 2025, the user fee for an application requiring clinical data, such as an NDA, is $4,310,002. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. PDUFA also imposes an annual Prescription Drug Program Fee ($403,889 per approved prescription drug product for FY 2025) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

Employees

As of December 31, 2024, we had 2 full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good. We have also retained a number of expert advisors and consultants who help navigate us through different aspects of our business.

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

Risks Pertaining to Our Business and Industry

We have received a purported termination letter from AnnJi, the licensor of our primary product candidate AJ201, and are currently embroiled in a dispute with them regarding such attempted termination; these legal proceedings have required, and may continue to require, Avenue to dedicate significant time, effort and financial resources, which are limited. There is no guarantee that we will have requisite resources to see this dispute through to final adjudication, that the dispute will ultimately be determined in our favor, or that we will be able to obtain a negotiated resolution on terms favorable to us or at all.

On March 3, 2025, we received a notice of AnnJi’s intent to terminate the AnnJi License Agreement (the “Purported Termination Notice”) in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by the Company of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure of the Company to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027.

We firmly believe that the grounds for termination of the AnnJi License Agreement stated in the Purported Termination Notice are without merit and intend to pursue all rights provided to it under the AnnJi License Agreement and by law. Accordingly, we believe that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. We have filed a Request for Arbitration with the International Court of Arbitration and also intend to follow the dispute resolution procedure set forth in the AnnJi License Agreement, which includes mediation.

Under the terms of the AnnJi License Agreement, the Company or AnnJi may terminate the AnnJi License Agreement upon a material breach by the other party upon written notice to the breaching party, provided that the breaching party has not cured such breach within sixty (60) calendar days after the date such written notice was received (such period, the “Cure Period”), provided that if the breaching party is exercising commercially reasonable efforts to cure the breach, the Cure Period is automatically extended for so long as such breaching party is exercising such efforts, but in no event no more than ninety (90) calendar days in the aggregate from the date of a written termination notice. The AnnJi License Agreement further provides that if the parties disagree as to whether there has been a material breach (including whether the breach is material), the disputing party may contest the allegation in accordance with the applicable provisions of the AnnJi License Agreement, and the Cure Period for any dispute must run through the date of resolution of such dispute. During the pendency of any such dispute, all terms and conditions of the AnnJi License Agreement remain in effect, and the parties are required to continue to perform their respective obligations under the AnnJi License Agreement. In sending the Purported Termination Notice, AnnJi did not observe these dispute resolution provisions in the AnnJi License Agreement.

These legal proceedings have required, and may continue to require, us to dedicate significant time, effort and financial resources, which are limited. There is no guarantee that we will have requisite resources to see this dispute through to final adjudication, that the dispute will ultimately be determined in our favor, or that we can obtain a negotiated resolution on terms favorable to us or at all. Additionally, delays incurred in adjudicating, and other factors that may inhere in, the dispute may diminish the value of AJ201, in absolute terms and/or relative to competitors.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations, including climate-related initiatives. These current or future laws and regulations may impair our research, development, or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

The use of artificial intelligence in the healthcare industry and challenges with properly managing its use could adversely affect our business.

We may incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance the development of our product candidates or be beneficial to our business, including our efficiency or profitability. For example, any AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

AI’s rapid development is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to AI, and/or are considering general legal frameworks on AI. We may not be able to timely comply with these frameworks and, if such regulatory actions are contrary to our use of AI, would require us to expend our limited resources to adjust our use accordingly.

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

We sometimes share directors and/or officers with certain of our parent company, affiliates, related parties, or other companies with which we transact business, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify such conflicts, and that any existing agreements that may give rise to such conflicts and any such policies or procedures, were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise. The existence and consequences of such potential conflicts could expose us to lost profits, claims by our investors and creditors, and harm to our business, financial condition, and results of operations.

Risks Pertaining to Our Finances

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

We have a limited operating history. We have focused primarily on in-licensing and developing IV tramadol, BAER-101 and AJ201 with the goal of supporting regulatory approval for these product candidates. We have incurred losses since our inception in February 2015.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●

any of our product candidates or other future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

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

Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2024, we had cash and cash equivalents of $2.6 million and an accumulated deficit of $102.6 million. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to resolve the ongoing dispute with the licensor of one of our product candidates and obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, or other arrangements, including the sale or out-licensing of one or more of our product candidates. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities after the closing of this offering to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for our product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market, and distribute our product candidates, if approved;

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

●	the success of the commercialization of one or more of our product candidates, if approved.

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

The OTC Pink Open Market is a thinly traded market lacking in liquidity, which could make it difficult for our stockholders to sell their shares of common stock and/or for us to raise additional funding.

Our common stock is currently quoted for trading on the OTC Pink Open Market, an over-the-counter market, under the symbol “ATXI.” The OTC Pink Open Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to regain satisfaction of the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some of the factors which may delay or prevent the re-listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the relevant exchanges and markets to have our common stock listed. Should we fail to satisfy the listing standards of a national exchange, or our common stock is otherwise rejected for listing, and remains listed on the OTC Pink Open Market or is suspended from the OTC Pink Open Market, the trading price of our common stock could suffer and be subject to increased volatility and the trading market for our common stock may be less liquid, making it difficult or impossible to sell shares of our common stock.

There is only a limited, liquid public trading market for our common stock. There can be no assurance that a liquid market for our common stock will continue. Therefore, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our common stock. Moreover, holders of our common stock may not find purchasers for their shares should they decide to sell the common stock held by them at any particular time, if ever. Our common stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our common stock, possibly for a prolonged period of time.

Additionally, Avenue's common stock has never traded on the OTC Pink Open Market, and we may have more difficulty raising additional funding with our stock listed on such exchange than we would if our stock were still listed and trading on the Nasdaq Stock Market LLC.

Our stock price and trading volume on the OTC Pink Open Market is subject to price volatility unrelated to us or our operations, which could depress the market price of our common stock and result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.

The OTC Pink Open Market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. The trading price of our common stock is volatile and could fluctuate substantially due to a variety of factors, including quarterly operating results of other companies in the same industry, changes in general conditions in the economy and the financial markets, or other developments affecting the Company’s competitors. These factors and market fluctuations may materially and adversely affect the market price of our common stock. As a result, you may not be able to resell your shares at an attractive price. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Our common stock may be considered a “penny stock” and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares.

The SEC has adopted Rule 15g-9 under the Exchange Act, which generally defines a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules.

This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain certain financial information from the purchaser to determine that the purchaser is reasonably suitable to purchase the securities, and obtain from the purchaser a signed written agreement reflecting the details of such determination and the purchaser’s financial situation, investment experience, and investment objectives. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares, and also hamper our ability to raise funds in the primary market for our shares of common stock. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our common stock.

OTC Pink Open Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Pink Open Market reporting and compliance requirements are less stringent than those of the established stock exchanges such as the Nasdaq Capital Market. Patterns of fraud and abuse include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have significant price volatility and we expect that our share price may continue to be volatile for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We have been and may, in the future, be the target of such litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

In order to meet anticipated demand for IV tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source and to mitigate any potential supply issues. We have sufficient drug substance for BAER-101 on hand to execute our planned near-term studies and are in process of identifying future manufacturers. AnnJi, from whom we license the intellectual property underlying AJ201, previously committed to provide us with limited supplies of this product candidate, but we will need to secure longer-term manufacturing sources to complete development and, if approved, commercialization of this product candidate. See “Item 1. Business – Product Candidates Under Development – AJ201 – AnnJi Dispute” and “Item 1A. Risk Factors” for more information regarding a dispute regarding this license agreement. Failure to secure such sources could have a material adverse effect on our ability to pursue these product candidates.

All of our contract manufacturers must comply with strictly enforced federal, state and, where applicable, foreign regulations, including CGMP requirements enforced by the FDA through its inspectional authority over facilities under the Federal Food Drug and Cosmetics Act ("FDCA"), as well as requirements for controlled substance handling and security requirements enforced by DEA, and while we exercise oversight of our suppliers, we have limited direct control over their compliance with these regulations, as reflected in day-to-day operations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product candidates, if approved. Any quality or compliance issue, manufacturing defect, or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, and potential for product liability claims.

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

The facilities used by our contract manufacturers to manufacture our product candidates are subject to registration requirements, and inspection by the FDA. A pre-approval inspection may be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers and manufacturers, we do not directly control the manufacturing operations and processes at these facilities, and therefore, rely on our contract manufacturers to ensure full compliance with CGMP regulations with respect to the day-to-day operations related to the manufacture of our product candidates. Third-party manufacturers may, following an inspection, be subject to a Form FDA-483 or similar inspectional findings, or a Warning or Untitled Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable regulations directly impacts our compliance and could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Our product candidates and any other product candidates we may license or acquire will also be subject to ongoing regulatory and compliance requirements, including regular inspections by the FDA and other regulatory authorities, following any such approval. These requirements relate to, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing CGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

The FDA, and/or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance programs to monitor the safety or efficacy of the products. The FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and off-label information and if we market any of our approved products for uses other than their approved indications and on-label information, we may be subject to enforcement action for off-label marketing as well as false claims liability. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations, civil claims, and/or criminal charges alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA’s policies, as well as policies of the DEA, which has jurisdiction over controlled substances and opioids, including IV tramadol, may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. We do not know what impact any changes made by the new presidential administration will have on our business. Such actions may impact the development and commercialization of drug products and could materially harm our business and financial condition.

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

●	U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti- bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years; and

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization in a timely manner, or at all.

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

Risks Pertaining to the Commercialization of Product Candidates, if Approved

Any products for which we receive approval may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize our products, or any product candidate for which we receive marketing authorization, will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. It is currently unknown what impact, if any, proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and any future product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The effects of the IRA on the pharmaceutical industry in general are not yet known.

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

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our products or any future product candidates may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We do not know what actions will be taken by the new presidential administration. Such actions may impact the development and commercialization of drug products and could materially harm our business and financial condition.

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

IV tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include other approved opioid agonists such as morphine, hydromorphone, and fentanyl, and the recently approved sodium channel blocker Journavx (suzetrigine). In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. Non-opioid products include Journavx, Combogesic (combination IV acetaminophen and ibuprofen), Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine lipsome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant). In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as LTG-001 (Latigo Biotherapeutics), STC-004 (SiteOne Therpaeutics), NTM-001 (Neumentum) and CA-008 (Concentric Analgesics).

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

Factors that may inhibit our potential efforts to successfully commercialize our future products, if any, using our own sales and marketing capabilities include, but are not necessarily limited to:

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. With the new presidential administration in the U.S., additional and higher tariffs and sanctions have been imposed on goods imported from Canada and China and may be imposed on good imported from other countries, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We are a traded public company. As a public company, we incur significant legal, accounting, and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Pursuant to the terms of the Class A Preferred Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock, or the “Class A Preferred Stock Ratio.” Thus, Fortress will at all times have voting control of us. Further, for a period of ten (10) years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of our directors; however, the Company and Fortress waived application of this provision of the certificate of incorporation, and the holders of the Common Stock voted together with the holders of the Class A Preferred Stock for all directors, at our most recent annual meeting of stockholders, with the holders of the Class A Preferred Stock utilizing the super-voting rights described above.

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

Our management team is responsible for assessing and managing the material risks from cybersecurity threats and our Interim Chief Financial Officer leads these efforts on behalf of the management team. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our Interim Chief Financial Officer is well-informed on emerging cybersecurity risks and solutions used to mitigate and remediate loss due to cybersecurity incidents and is responsible for our internal cybersecurity programs and oversight of third-party cybersecurity vendors who monitor and execute on the prevention, detection, and mitigation of cybersecurity threats and incidents.

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

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not currently listed for trading on any national securities exchange. Our common stock is quoted for trading on the OTC Pink Open Market, an over-the-counter market, under the symbol “ATXI”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no established public trading market for our common stock.

Holders of Record

As of March 27, 2025, there were approximately 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our net loss for the years ended December 31, 2024 and 2023 was approximately $11.7 million and $10.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $102.6 million. Substantially all our net losses resulted from costs incurred for licenses acquired, research and development, and general and administrative purposes.

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

In connection with the signing of the AnnJi License Agreement, we issued 11,089 shares of our common stock to AnnJi (the “First Tranche Shares”) in March 2023, and an additional 3,688 shares of our common stock in September 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (the “Second Tranche Shares” and, together with the First Tranche Shares, the “Consideration Shares”). The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. We will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. In connection with the execution of the AnnJi License Agreement, we agreed to file a registration statement to register the resale of the Consideration Shares. We filed such registration statement on Form S-3 on June 16, 2023, and the registration statement was subsequently declared effective by the SEC on June 27, 2023.

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

In January 2024, we announced the completion of enrollment for the Phase 1b/2a trial. In May 2024, we announced last patient last visit in the Phase 1b/2a trial.

On March 3, 2025, we received a notice of AnnJi’s intent to terminate the AnnJi License Agreement in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by us of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure by us to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027. The Company believes that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. See “Item 1. Business – Product Candidates Under Development – AJ201 – AnnJi Dispute” and “Item 1A. Risk Factors” for more information regarding this dispute.

Reverse Stock Split

On April 25, 2024, we filed the Reverse Split Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-75 reverse stock split of our shares of common stock ("Reverse Stock Split"). As a result of the Reverse Stock Split, every 75 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on April 26, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock.

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

We do not currently have any plans to initiate the study, unless we obtain financing for this purpose.

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

Other Recent Developments

Nasdaq Delisting

On March 17, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock due to a violation of Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. As a result, trading of the Company’s common stock was suspended from Nasdaq at the open of trading on March 19, 2025.

The Company’s common stock began trading under its current trading symbol (“ATXI”) on the OTC Markets system effective with the open of the markets on March 19, 2025. The Company plans to continue to file its required periodic reports and other filings with the SEC. The Company can provide no assurance that its common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its common stock on this market, or whether the trading volume of its common stock will be sufficient to provide for an efficient trading market for existing and potential holders of its common stock. See “Item 1A. Risk Factors” under “The OTC Pink Open Market is a thinly traded market lacking in liquidity, which could make it difficult for our stockholders to sell their shares of common stock,” and “Our stock price and trading volume on the OTC Pink Open Market is subject to price volatility unrelated to us or our operations, which could depress the market price of our common stock and result in rapid and substantial losses for our stockholders, who may lose all or part of their investment.”

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

Warrants

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities and account for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Our outstanding common stock warrants issued in connection with the equity financings completed in 2022 are classified as liabilities in the consolidated balance sheet as they contain terms for redemption of the underlying security that are outside our control. We use the Black-Scholes option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant. Equity-classified warrants are recorded within equity and are not remeasured.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	For The Years Ended
	December 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$6,645	$6,131	$514	8%
Research and development - licenses acquired	—	4,230	(4,230)	-100%
General and administrative	4,638	4,179	459	11%
Loss from operations	(11,283)	(14,540)	3,257	-22%

Interest income	(176)	(126)	(50)	40%
Financing costs - warrant liabilities	—	332	(332)	-100%
Loss on common stock warrant liabilities	759	—	759	100%
Change in fair value of warrant liabilities	(170)	(4,258)	4,088	-96%
Net Loss	$(11,696)	$(10,488)	$(1,208)	12%

Net loss attributable to non-controlling interests	(44)	(111)	67	-60%
Net Loss attributable to common stockholders	$(11,652)	$(10,377)	$(1,275)	12%

Research and Development Expenses

For the years ended December 31, 2024 and 2023, research and development expenses were $6.6 million and $6.1 million, respectively. The $0.5 million increase primarily reflects an increase of $0.6 million in clinical trial expenses, $0.1 million in personnel costs and $0.1 million in non-cash stock compensation costs, offset by a decrease of $0.2 million in Fortress-Avenue Master Services Agreement ("MSA") fees and $0.1 million in IV tramadol supply expenses.

For the twelve months ended December 31, 2023, research and development - licenses acquired expenses were $4.2 million related to the AJ201 license acquisition, with no comparable expense in 2024.

We expect our research and development activities to remain flat or decrease as we continue to advance our portfolio, reflecting costs associated with the following:

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

For the years ended December 31, 2024 and 2023, general and administrative expenses were $4.6 million and $4.2 million, respectively. The $0.5 million increase primarily reflects an increase of $0.4 million in payments to InvaGen, $0.2 million in personnel costs and $0.1 million in operational expenses, offset by a decrease of $0.1 million in professional fees and $0.1 million in MSA fees.

Interest Income

Interest income was $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest income was due to an increased average balance in our cash and cash equivalents.

Financing costs – warrant liabilities

For the twelve months ended December 31, 2023, financing costs – warrant liabilities were $0.3 million, with no comparable expense in 2024. Financing costs of our warrant liabilities reflect an allocation of total financing costs associated with the public offering in October 2022 and registered direct offering and private placement in January 2023 (the "January 2023 Registered Direct Offering and Private Placement"), on the basis of the fair value of the warrant liabilities as compared to the total proceeds received by us in such offerings.

Loss on common stock warrant liabilities

The loss on common stock warrant liabilities was $0.8 million and $0 for the twelve months ended December 31, 2024 and 2023, respectively. The new Series A common stock warrants, new Series B common stock warrants, new Series C common stock warrants and new Series D common stock warrants had a fair value of $0.8 million allocated to the liability classified warrants to purchase shares of our common stock originally issued in October 2022 and January 2023 at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrants was estimated using the Black-Scholes Model. (see Note 8 to our audited consolidated financial statements included herein).

Liquidity and Capital Resources

At December 31, 2024, we had $2.6 million in cash and cash equivalents as compared to $1.8 million at December 31, 2023. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common and preferred stock. We expect that our expenses may increase substantially for the foreseeable future as we continue to execute on our product development plan and seek opportunities to license or acquire additional products. Our development plan for certain products is also under evaluation – see “Item 1. Business – Product Candidates Under Development – AJ201 – AnnJi Dispute” and “Item 1A. Risk Factors” for more information regarding the dispute on one of our products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Years Ended December 31, 2024 and 2023

	For The Years Ended
	December 31,
($ in thousands)	2024	2023
Total cash and cash equivalents (used in)/provided by:
Operating activities	$(9,026)	$(9,451)
Investing activities	—	(3,000)
Financing activities	9,837	7,526
Net increase/(decrease) in cash and cash equivalents	$811	$(4,925)

Operating Activities

Net cash and cash equivalents used in operating activities was approximately $9.0 million for the year ended December 31, 2024, primarily comprised of our $11.7 million net loss, $0.2 million reduction in common shares issuable to Fortress and $0.2 million change in fair value of warrant liabilities, partially offset by a $0.8 million loss on settlement of common stock warrant liabilities, an increase of $0.1 million in operating assets and liabilities, $0.8 million for common shares issued to Fortress and $1.2 million in share-based compensation.

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

Investing Activities

Net cash used in investing activities was approximately $3.0 million for the year ended December 31, 2023 comprised of the $3.0 million license payment related to AJ201. There was no investing activity in 2024.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $9.8 million, primarily due to $8.2 million in net proceeds from the inducement offer letter agreements we entered into in January 2024 and April 2024 and $1.6 million in net proceeds received from the sale of common stock pursuant to the At the Market Offering Agreement we entered into with H.C. Wainwright & Co. in May 2024.

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

Sources of Liquidity

January 2023 Registered Direct Offering and Private Placement

On January 27, 2023, we entered into a Securities Purchase Agreement (the “January 2023 Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which we agreed to issue and sell (i) 5,974 shares (the “January 2023 Shares”) of our common stock at a price per share of $116.25 and (ii) pre-funded warrants (the “January 2023 Pre-funded Warrants”) to purchase 19,898 shares of common stock, at a price per January 2023 Pre-funded Warrant equal to the price per January 2023 Share, less $0.001 (the “January 2023 Registered Direct Offering”). The January 2023 Pre-funded Warrants had an exercise price of $0.075 per share, became exercisable upon issuance and have been fully exercised.

On January 27, 2023, we also entered into a Securities Purchase Agreement (the “January 2023 PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“January 2023 Private Placement”) of warrants (the “January 2023 Warrants”) to purchase 25,871 shares of common stock. Pursuant to the January 2023 PIPE Purchase Agreement, we agreed to issue and sell the January 2023 Warrants at an offering price of $9.375 per January 2023 Warrant to purchase one share of common stock. The January 2023 Warrants have an exercise price of $116.25 per share (subject to adjustment as set forth in the January 2023 Warrants), are exercisable six months after issuance and will expire three years from the date on which the January 2023 Warrants become exercisable. The January 2023 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividends, rights offerings and pro rata distributions. The January 2023 Private Placement closed on January 31, 2023, concurrently with the January 2023 Registered Direct Offering.

We received net proceeds from the January 2023 Registered Direct Offering and Private Placement of $2.8 million, after deducting underwriting discounts, commissions and offering expenses before giving effect to any warrant exercises.

In connection with the January 2023 PIPE Purchase Agreement, we entered into a registration rights agreement (the “January 2023 Registration Rights Agreement”) with the investor. We filed such registration statement on Form S-1 in April 2023, and the registration statement was subsequently declared effective by the SEC in May 2023. As described in more detail below an in Note 10 to our audited consolidated financial statements included herein, we entered into an inducement offer letter agreement with the same institutional accredited investor who agreed exercise the January 2023 Warrants at a reduced exercise price of $22.545 per share in January 2024.

September 2023 Private Placement

On September 8, 2023, we entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company (Dr. Rosenwald and Fortress, together, the “Private Placement Investors”), pursuant to which we agreed to issue and sell 10,227 shares (the “September 2023 Private Placement Shares”) of our common stock, for an aggregate purchase price of approximately $0.6 million in a private placement transaction (the “September 2023 Private Placement”). The September 2023 Private Placement Shares were purchased by the September 2023 Private Placement Investors at a price per share of $53.775, which was the “consolidated closing bid price” of the common stock on Nasdaq as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The net proceeds to us from the September 2023 Private Placement, after deducting offering expenses, were approximately $0.6 million. We did not incur any underwriting or placement agent fees associated with the September 2023 Private Placement.

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

November 2023 Public Offering

On October 31, 2023, we entered into a Placement Agency Agreement (the “November 2023 Placement Agency Agreement”) with Maxim Group LLC and Lake Street Capital, LLC as placement agents (together, the “November 2023 Placement Agents”) related to the our public offering (the “November 2023 Offering”) of 221,779 units (each consisting of either (A) one share of the our common stock, par value $0.0001 per share, a Series A warrant (“November 2023 Series A Warrant”) to purchase one share of common stock and a Series B warrant (“November 2023 Series B Warrant” and, collectively with the Series A Warrants, “November 2023 Warrants”) to purchase one share of common stock (such units, the “November 2023 Common Units”) or (B) one pre-funded warrant to purchase one share of our common stock (the “November 2023 Pre-funded Warrants”), a November 2023 Series A Warrant and a November 2023 Series B Warrant (such units, the “November 2023 Pre-funded Units” and together with the common stock, the November 2023 Warrants, the November 2023 Common Units and the November 2023 Pre-funded Warrants, the “November 2023 Securities”)). Under the terms of the November 2023 Placement Agency Agreement, the Placement Agents acted as our exclusive placement agents to solicit offers to purchase the November 2023 Securities on a “best efforts” basis. We also entered into a securities purchase agreement, dated as of October 31, 2023 (the “November 2023 Securities Purchase Agreement”), with certain institutional investors buying November 2023 Securities in the November 2023 Offering. In the November 2023 Offering, 51,379 November 2023 Common Units were sold at a price of $22.545 per unit and the 170,400 November 2023 Pre-Funded Units were sold at a price of $22.5375.

The November 2023 Series A Warrants became immediately exercisable upon issuance at a price of $22.545 per share for a period of five years after the issuance date. The November 2023 Series B Warrants became immediately exercisable upon issuance at a price of $22.545 per share for a period of 18 months after the issuance date. The November 2023 Pre-funded Warrants became immediately exercisable upon issuance at a price of $0.0001 per share until exercised in full. The November 2023 Shares, the November 2023 Pre-funded Warrants and the November 2023 Warrants were immediately separable upon issuance and were issued separately. We consummated the transactions contemplated by the November 2023 Offering and the November 2023 Placement Agency Agreement on November 2, 2023.

We received net proceeds from the November 2023 Offering of approximately $3.8 million, after deducting the placement agent fees and offering expenses, before giving effect to any exercises of the November 2023 Warrants. As described in more detail below and in Note 10 to our audited consolidated financial statements included herein, we entered into an inducement offer letter agreement with certain investors in the November 2023 Offering who agreed to exercise certain outstanding November 2023 Warrants to purchase up to an aggregate of 194,667 shares of common stock at their exercise price of $22.545 per share in January 2024.

January 2024 Warrant Inducement and Private Placement

On January 5, 2024, we entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding January 2023 Warrants and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “Inducement Letters”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding November 2023 Warrants (and, together with the January 2023 Warrants, the “Existing Warrants”) to purchase up to an aggregate of 194,667 shares of common stock. The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share. Pursuant to the Inducement Letters, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $22.545, in each case in consideration for our agreement to issue in a private placement (x) Series A Warrants to purchase up to 220,538 shares of common stock and (y) Series B Warrants to purchase up to 220,538 shares of common stock (together, the "New Jan 2024 Warrants"). The gross proceeds to us from the exercise of the warrants was approximately $5.0 million, before deducting placement agent fees and offering costs.

Approximately $4.3 million of the New Jan 2024 Warrants fair value was allocated to the November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because we had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (See Note 2).

May 2024 Warrant Inducement and Private Placement

On April 28, 2024, we entered into inducement offer letter agreements (the “May 2024 Warrant Inducement”) with (i) certain investors (the “October 2022 Investors”) that held certain outstanding October 2022 Warrants to purchase up to an aggregate of 27,271 shares of the Company’s common stock; (ii) certain investors (the “May Inducement November 2023 Investors”) that hold November 2023 Warrants to purchase up to an aggregate of 221,333 shares of common stock; and (iii) certain investors (the “January 2024 Investors” and, collectively with the October 2022 Investors and May Inducement November 2023 Investors, the “May 2024 Holders”) that hold January 2024 Warrants to purchase up to an aggregate of 441,076 shares of common stock. We refer to the exercised January 2024 Warrants collectively with the October 2022 Warrants and November 2023 Warrants as the "May 2024 Exercised Warrants"). The October 2022 Warrants had an exercise price of $116.25 per share, the November 2023 Warrants had an exercise price of $22.545 per share, and the January 2024 Warrants had an exercise price of $22.545 per share. Pursuant to the May 2024 Warrant Inducement, the May 2024 Holders agreed to exercise for cash the May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for our agreement to issue in a private placement (x) new Series C Common Stock purchase warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of common stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the “May 2024 Warrant Shares”). The May 2024 Holders also agreed to pay us $0.125 per May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the May 2024 Warrant Inducement occurred on May 1, 2024. The May 2024 Warrants meet the criteria for permanent equity classification.

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

We received net proceeds of approximately $3.7 million from the exercise of the May 2024 Exercised Warrants by the May 2024 Holders and the payment of the Additional Warrant Consideration, after deducting placement agent fees and other expenses payable by us.

We filed a registration statement on Form S-3 (File No. 333-279125) with the SEC providing for the resale of the May 2024 New Warrant Shares (the “May 2024 Resale Registration Statement”) on May 6, 2024, which was declared effective on May 10, 2024.

ATM Facility

On May 10, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on December 7, 2021 and declared effective by the SEC on December 10, 2021, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the limitations of General Instruction I.B.6 of Form S-3, we may sell up to a maximum of $3,850,000 of our shares pursuant to the ATM Agreement.

Under the ATM Agreement, the ATM Manager may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The ATM Manager will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We agreed to pay the ATM Manager a commission of 3.0% of the gross proceeds from the sales of shares sold through the ATM Manager under the ATM Agreement and has provided the ATM Manager with customary indemnification and contribution rights. We also agreed to reimburse the ATM Manager for certain expenses incurred in connection with the ATM Agreement. We and the ATM Manager may each terminate the ATM Agreement at any time upon specified prior written notice.

For the twelve months ended December 31, 2024, we sold an aggregate of 591,205 shares of our common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $1.6 million, after deducting underwriting discounts.

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

 Under our license agreement with AnnJi, pursuant to which we licensed exclusive rights to the intellectual property underlying the AJ201 product candidate, we are required to make periodic payments based upon development, regulatory, and commercial milestones. The maximum Phase 1b/2a clinical development payments we are obligated to make are $10.8 million, of which $6.3 million is remaining as of December 31, 2023. Additional development, regulatory, and commercial milestone payments totaling $207.0 million may also be payable. Royalties are payable on net sales of products covered by the licensed intellectual property ranging from low-to-mid single digits. See “Item 1. Business – Product Candidates Under Development – AJ201 – AnnJi Dispute” and “Item 1A. Risk Factors” for more information regarding a dispute regarding this license agreement.

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

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4 million in aggregate. For the years ended December 31, 2024 and 2023, we have paid $0.7 million and $0.5 million, respectively, towards this aggregate amount.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2024, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.            Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors, including their ages as of March 31, 2025:

Name	Age	Position	Director Since
Jay Kranzler, M.D., PhD	67	Chairman of the Board of Directors	2017
Faith Charles	63	Director	2022
Neil Herskowitz	68	Director	2015
Lindsay A. Rosenwald, M.D.	69	Director	2015
Curtis Oltmans	61	Director	2021
Alexandra MacLean, M.D.	58	Director	2023

Information About our Directors

Jay Kranzler, M.D., PhD - Chairman

Dr. Kranzler, 67, joined our Board of Directors (“Board”) in February 2017 and was appointed Chairman in March 2023. Dr. Kranzler has been a Founder, Chief Executive Officer, Board Member, and Advisor to leading life science companies for over 30 years. He is currently Chairman and Chief Executive Officer of Urica Therapeutics, Inc., a clinical-stage biopharmaceutical company and subsidiary of Fortress Biotech, Inc. (“Fortress”), where he has served since October 2022. He is also currently a board member of multiple private companies, including Pastorus Inc., Navitas Pharma, and ImmunoBrain Checkpoint, each focused on the research and experimental development of therapeutics. Dr. Kranzler started his career at McKinsey & Company where he was instrumental in establishing that firm’s pharmaceutical practice. He was a founder of Perception Neuroscience (acquired by ATAI Life Sciences) and also served as CEO of Cytel Corporation, a company focused on the development of immunomodulatory drugs. Following Cytel, Dr. Kranzler became the CEO of Cypress Bioscience, where he was credited for the development of Savella™ (milnacipran) for the treatment of fibromyalgia. Dr. Kranzler was also Vice President, Head of Worldwide External R&D Innovation and Strategic Investments at Pfizer. During his career, Dr. Kranzler has developed drugs, medical devices, as well as diagnostics, and is the inventor on multiple patents. Dr. Kranzler graduated from Yale University School of Medicine with MD and PhD degrees with a focus in psychopharmacology and he currently serves as an Adjunct Professor at the NYU Langone School of Medicine and Stern School of Business. We believe that Dr. Kranzler is qualified to serve on our Board due to his management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Faith Charles

Faith L. Charles, 63, has been a corporate transactions and securities partner at the law firm of Thompson Hine, LLP since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. Since March 2021, Ms. Charles has served on the Board of Directors and various committees of Abeona Therapeutics Inc. (Nasdaq: ABEO), a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases, on the Board of Directors of Conduit Pharmaceuticals, Inc. (Nasdaq: CDT), a publicly traded disease agnostic life sciences company providing an efficient model for compound development, since September 2023, and as Chair of the Board of Directors of CNS Pharmaceuticals, Inc. (Nasdaq: CNSP), a publicly traded clinical stage pharmaceutical company developing anti-cancer drug candidates for the treatment of primary and metastatic cancers of the brain and central nervous system, since December 2022. From 2018 until October 2021, Ms. Charles served on the Board of Directors and as a member of the Audit Committee and Chair of the Compensation Committee of Entera Bio Ltd. (Nasdaq: ENTX), a publicly-traded biotechnology company. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years and served on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City). She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D. degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. We believe that Ms. Charles is qualified to serve on our Board due to her expertise in legal matters relevant to our business, including in the life sciences industries.

Neil Herskowitz

Mr. Herskowitz, 68, joined our Board in August 2015 and has served as the Chairman of our Audit Committee since September 2016. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Additionally, Mr. Herskowitz served as a Board member of National Holdings, Inc. from 2016 to 2019, and serves as a Board member of Mustang Bio, Inc. (Nasdaq: MBIO), Journey Medical Corporation (Nasdaq: DERM) and Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), each of which are subsidiaries of Fortress. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. The Board believes, based on Mr. Herskowitz’s over 15 years of Audit Committee and Board experience in the biotech industry, that Mr. Herskowitz is qualified to serve as a member of our Board and as the Chairman of our Audit Committee.

Alexandra MacLean, M.D.

Dr. MacLean, 58, joined our Board in March 2023 and has served as Chief Executive Officer of the Company since August 2022. She previously served as Entrepreneur in Residence at Fortress, (Nasdaq: FBIO), the Company’s parent company, from November 2021 through July 2022. She previously served as General Partner and Principal at TVM Capital GmbH, an international life sciences venture capital firm, from January 2020 through October 2021; as Head of Licensing and Business Development at Imbrium Therapeutics L.P., a clinical-stage biopharmaceutical company and a subsidiary of Purdue Pharma, L.P. (“Purdue”), from January 2019 through January 2020; and in various roles at Purdue, a privately held pharmaceutical company, from 2015 to January 2019. Prior to joining Purdue, she served at Plasma Surgical, a medical device company, from 2014 to 2015, and Covidien, a medical devices and supplies manufacturer later acquired by Medtronic plc (NYSE: MDT), from 2010 to 2013. She began her career in the pharmaceutical industry at Merck & Co. (NYSE: MRK), a pharmaceutical company, where she worked from 2008 to 2010. Dr. MacLean holds an M.D. degree from Columbia University, Vagelos College of Physicians and Surgeons, an MBA from the University of Colorado – Boulder, and an M.Phil. from the University of Cambridge in History of Science. She obtained a B.Sc. in Physiology from McGill University. The Board believes, based on Dr. MacLean’s pharmaceutical industry experience and medical training, that Dr. MacLean has the appropriate set of skills to serve as a member of the Board.

Curtis Oltmans

Mr. Oltmans, 61, joined our Board in April 2021 and is currently Chief Legal Officer of Fulcrum Therapeutics, Inc. (Nasdaq: FULC), where he has served since November 2020, and has over 30 years of experience in corporate law including senior management positions in legal departments at several leading pharmaceutical and biotechnology companies. Prior to Fulcrum Therapeutics, Inc, he served as Vice President, Head of Litigation at DaVita Kidney Care, Inc. where he was responsible for all litigation, workers’ compensation and employee safety matters. Prior to DaVita Kidney Care, Mr. Oltmans was Executive Vice President, General Counsel and Corporate Secretary at Array BioPharma, Inc. (Nasdaq: ARRY), where he oversaw all legal, corporate governance, patent and compliance matters. He previously served as Corporate Vice President and General Counsel for Novo Nordisk, Inc. (NYSE: NVO), North America. He was responsible for strategic support in areas including market access, government affairs, communications and product marketing. He has also served as Assistant General Counsel for Eli Lilly and Company after beginning his legal career supporting clients in pharmaceutical and medical device litigation matters. Mr. Oltmans has received a certification from the National Association of Corporate Directors for Oversight of Cybersecurity. He served on the Board of Trustees for the Mercer County Boy’s and Girl’s Club. Mr. Oltmans has completed the CERT National Association of Corporate Directors certificate for Cybersecurity Oversight. Mr. Oltmans received a B.A. in political science from the University of Nebraska and his J.D. from the University of Nebraska College of Law. Based on Mr. Oltmans’ pharmaceutical industry experience, the Board believes that Mr. Oltmans has the appropriate set of skills to serve as a member of the Board.

Lindsay A. Rosenwald, M.D.

Dr. Rosenwald, 69, has served on our Board since inception and served as our Executive Chairman of the Board until March 2023. Dr. Rosenwald has also served as Chairman, President and Chief Executive Officer of Fortress (Nasdaq: FBIO), the Company’s parent company, since December 2013, and as a member of Fortress’ board since October 2009. Additionally, Dr. Rosenwald serves as a member of the board of directors of each of Fortress’ private subsidiaries (and has so served in each case since company inception). He has served as the Chairman of Journey Medical Corporation (Nasdaq: DERM), a subsidiary of Fortress, since October 2014, a director of Mustang Bio, Inc. (Nasdaq: MBIO), a subsidiary of Fortress, since March 2015, and a director of Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), a subsidiary of Fortress, since March 2015. From 1991 to 2008, Dr. Rosenwald served as the Chairman of Paramount BioCapital, Inc. The Board believes that Dr. Rosenwald’s extensive experience over the last 35 years in founding, capitalizing and managing numerous public and private biopharmaceutical companies qualifies him uniquely to serve on the Company’s Board. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

The following table sets forth information regarding our executive officers, including their ages as of March 1, 2025:

Name	Age	Position
Alexandra MacLean, M.D.	58	Chief Executive Officer
David Jin	35	Interim Chief Financial Officer and Chief Operating Officer

Information about our Executive Officers

Alexandra MacLean, M.D. — Chief Executive Officer

See Dr. MacLean's biography above in the section titled "Information About our Directors."

David Jin - Interim Chief Financial Officer and Chief Operating Officer

Mr. Jin, 35, has served as Interim Chief Financial Officer of the Company since May 2022 and as the Company’s Chief Operating Officer since March 2022. He previously served as the Interim Chief Executive Officer of the Company from March 2022 until August 2022. He also serves as Chief Financial Officer and Head of Corporate Development at Fortress (Nasdaq: FBIO), the Company’s parent company. Since October 2024, Mr. Jin has also served on the board of directors of Mustang Bio, Inc. (Nasdaq: MBIO), a majority-controlled subsidiary of Fortress. Prior to beginning his service at Fortress, he was a member of the Private Equity group at Barings focused on control equity and asset-based investments in pharma and biotech. Before that, he was Director of Corporate Development at Sorrento Therapeutics, Inc., Vice President of Healthcare Investment Banking at FBR & Co., and began his career in management consulting at IMS Health (now IQVIA). Mr. Jin has a Bachelor of Science degree in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University.

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

The Audit Committee was formed on May 15, 2017 and held 4 meetings during the fiscal year ended December 31, 2024 and took action by unanimous written consent one time. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee and which is reviewed annually by our Audit Committee. A copy of the Charter of the Audit Committee is available on our website, located at www.avenuetx.com. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation, and oversight of our independent registered public accounting firm.

The SEC has established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC.

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

Compensation Committee

The Compensation Committee was formed on May 15, 2017. The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2024. The Compensation Committee currently consists of Neil Herskowitz and Curtis Oltmans, with Mr. Herskowitz serving as Chairperson. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.avenuetx.com, and is reviewed annually by the Compensation Committee. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, reviewing and approving, or making recommendations to our Board with respect to, the compensation of our Chief Executive Officer and our other executive officers, overseeing an the evaluation of our senior executives, and overseeing and administering our cash and equity incentive plans. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than herself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Avenue Therapeutics, Inc. 2015 Incentive Plan (the “2015 Plan”), to a special committee consisting of one or more directors who may but need not be officers of the Company. As of the date of this Annual Report on Form 10-K, however, the Compensation Committee had not delegated any such authority. The Board may engage a compensation consultant to conduct a review of its executive compensation programs in 2025. The Committee did not engage a compensation consultant in 2024.

Nominating Process

We do not currently have a nominating committee or any other committee serving a similar function. Director nominations are approved by a vote of a majority of our independent directors. Although we do not have a written charter in place to select director nominees, our Board has adopted resolutions regarding the director nomination process. We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board.

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

Insider Trading Policy; Policy Prohibiting Hedging and Speculative Trading

We have adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities on the basis of material non-public information by directors, officers, employees, consultants and contractors. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as an exhibit to this Form 10-K.

Pursuant to our Insider Trading Policy, our officers, directors, and employees are also prohibited from engaging in speculative trading, including hedging transactions or short sale transactions with respect to our securities.

Item 11.           Executive Compensation

Named Executive Officers

This section discusses the material components of the executive compensation program for our named executive officers ("NEOs").

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2024 and 2023.

Summary Compensation Table

As determined in accordance with SEC rules, our “named executive officers” for purposes of this Annual Report on Form 10-K are the two individuals set forth below. The following table sets forth information concerning compensation paid by the Company to its named executive officers for services rendered to it in all capacities during the years ended December 31, 2024 and December 31, 2023.

				Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)(1)	($)	($)(2)	Total ($)
Alexandra MacLean	2024	420,000	—	406,300	—	—	13,800	840,100
Chief Executive Officer	2023	400,000	—	—	800,000	—	13,200	1,213,200
David Jin	2024	—	—	155,350	—	—	—	155,350
Interim Chief Financial Officer and Chief Operating Officer	2023	—	—	—	260,000	—	—	260,000

(1)

Reflects the aggregate grant date fair value of equity based awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718, determined using the assumptions described in Note 7.

(2)	Reflects employer contributions to the 401(k) retirement plan.

Narrative Disclosure to Summary Compensation Table

Terms of Employment with Dr. MacLean

On August 1, 2022, the Board of Directors of the Company appointed Alexandra MacLean, M.D. to serve as the Company's Chief Executive Officer. Dr. MacLean is employed on an at-will basis and has no written contract of employment. Her salary was increased from $400,000 to $420,000, in March 2024. In 2024, Dr. MacLean was eligible for an annual discretionary bonus of 40%, however, the Compensation Committee determined not to grant any bonus to her for 2024 due to the overall economic and business conditions of the Company.

Terms of Employment with Mr. Jin

Mr. Jin is employed by the Company on an at-will, part-time basis and has no written contract of employment. He currently receives no salary and would be eligible for bonus only on a discretionary basis based upon corporate factors and individual performance as determined by the Board. No such discretionary bonus was awarded to Mr. Jin in 2024.

Equity Awards

The Compensation Committee has granted each of Dr. MacLean and Mr. Jin the following equity awards under our 2015 Incentive Plan in 2024: Dr. MacLean received an award of 170,000 RSUs, and Mr. Jin received an award of 65,000 RSUs, each of which vests as described in Footnotes 3 and 4 to the Outstanding Equity Awards Table below.

Outstanding Equity Awards at Fiscal Year-End

The following awards that were previously granted under our 2015 Plan were outstanding as of December 31, 2024:

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares of Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Alexandra MacLean	2,667	(2)	8,000	85.50	6/29/2033	85,000	(3)	170,000
David Jin	833	(2)	2,500	85.50	6/30/2033	32,500	(4)	65,000

(1) Based on the closing stock price on the Nasdaq Capital Market on the last trading day of the fiscal year of $2.00.

(2) Represents options vesting annually in equal installments on August 1, 2023 - 2026.

(3) Represents the unvested portion of an award of 170,000 Restricted Stock Units that will vest or has vested with respect to 42,500 RSUs on each of the following dates: September 30, 2024, December 31, 2024, September 23, 2025 and September 23, 2026.

(4) Represents the unvested portion of an award of 65,000 Restricted Stock Units that will vest or has vested with respect to 16,250 RSUs on each of the following dates: September 30, 2024, December 31, 2024, September 23, 2025 and September 23, 2026.

401(k) Plan

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant's directions. We make matching contributions into the 401(k) plan on behalf of participants equal to 100% on participant contributions up to 4% of their eligible compensation. Participants are immediately and fully vested in all contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Our Board may elect to adopt additional qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interest.

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

Timing of Equity Awards

We did not grant stock options or similar instruments to our named executive officers in 2024. While we have no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information, we do not time the release of material information to affect the value of stock options. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Director Compensation Program

Our Board sets compensation for non-employee directors on an annual basis in accordance with our 2015 Plan. Our non-employee directors received the following compensation for service to the Board during 2024:

Cash Compensation:

●	$50,000 annual retainer;

●	$10,000 additional annual retainer for the Chairman of the Board; and

●	$10,000 additional annual retainer for the Audit Committee Chair.

Equity Compensation:

●

Options Award Grant: 30,000 options, which shall vest annually in equal installments over 3 years starting on January 1 following the year they were granted, subject to the director’s continued service on the Board on such date.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2024.

Name	Fees Earned or Paid in Cash (1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)(3)
Lindsay A. Rosenwald	—	64,530	—		64,530
Jay Kranzler, M.D., PhD	60,000	64,530	50,000	(4)	174,530
Faith Charles	50,000	64,530	—		114,530
Neil Herskowitz	60,000	64,530	—		124,530
Curtis Oltmans	50,000	64,530	—		114,530

(1)	Represents cash retainer for serving on our Board and committees of the Board, as applicable.

(2)

Reflects the aggregate grant date fair value of options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. The Company estimates the fair value of options granted using the Black-Scholes options pricing model on the date of the grant, using the assumptions described in Note 7. The options vest annually in equal installments on January 1, 2025 - 2027.

(3)

As of December 31, 2024, the aggregate number of restricted stock, RSUs, and options issued to each non-employee director that remains unvested was as follows: Dr. Rosenwald, 30,890 options; Dr. Kranzler, 30,890 options and 44 restricted stock awards; Ms. Charles, 30,890 options; Mr. Herskowitz, 30,890 options and 44 restricted stock awards; Mr. Oltmans, 30,890 options and 44 restricted stock awards.

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

As an employee director of the Company, Dr. MacLean does not receive compensation for her service as a director. Information regarding Dr. MacLean's compensation is provided above under "Summary Compensation Table" on page 71.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the indicated information as of December 31, 2024 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Awards/Units, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plan approved by shareholders	492,502	$ 9.74	4,575,701
Equity compensation plan not approved by shareholders	—	—	—
Total	492,502	9.74	4,575,701

(1)	Includes 177 RSAs, 235,851 RSUs and 256,474 stock options.
(2)	Stock options only. RSUs do not have exercise prices and are therefore excluded.

Our equity compensation plan consists of the 2015 Incentive Plan, as amended, which was approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Stock Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 26, 2025 (the "Determination Date"), concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our Common Stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of the Determination Date, there were 3,149,702 shares of our common stock outstanding. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of the Determination Date. Shares of our Common Stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Exchange Act. All share figures in the table below give effect to the 1-for-75 reverse stock split that became effective April 26, 2024.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Avenue Therapeutics, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Islands, Florida 33154.

Name of Beneficial Owner	Shares owned		Shares Under Exercisable Options and Restricted Stock Units (1)	Percentage of Shares Beneficially Owned
Jay Kranzler, M.D., PhD, Chairman of the Board of Directors	559		10,889	*
Alexandra MacLean, M.D., Chief Executive Officer and Director	—		90,336	2.8%
David Jin, Chief Operating Officer and Interim Chief Financial Officer	—		34,167	1.1%
Faith Charles, Director	—		10,889	*
Neil Herskowitz, Director	97		10,889	*
Curtis Oltmans, Director	44		10,889	*
Lindsay A. Rosenwald, M.D., Director	4,820	(2)	10,889	* %
All Executive officers and directors as a group (7 persons)	5,520		178,948	5.5%
5% or Greater Stockholders:
Fortress Biotech	295,022	(3)	—	9.4%
1111 Kane Concourse, Suite 301
Bay Harbor Islands, FL 33154

*Less than 1% of our common stock outstanding

(1)	Includes the rights to acquire beneficial ownership of common stock within 60 days of the Determination Date pursuant to options exercisable and restricted stock units.

(2)

Includes 149 shares of common stock issuable upon exercise of warrants held by Dr. Rosenwald. The warrants were issued by Fortress and are currently exercisable for shares of our common stock that are owned by Fortress. These do not represent equity compensation by us to Dr. Rosenwald.

(3)	Includes 222 shares of common stock into which Fortress' 250,000 shares of Class A Preferred Stock may be converted at any time.

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

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The written charter of the Audit Committee authorizes the Audit Committee to review and approve related-party transactions. In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between the Company and its officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The following is a summary of each transaction or series of similar transactions since January 1, 2024 to which the Company was or is a party and that:

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

On September 13, 2016, the Company entered into an Amended and Restated the Founders Agreement, (“A&R Founders Agreement”) with Fortress. The A&R Founders Agreement removed the Annual Equity Fee (though that mechanism was concurrently added as a feature of the Class A Preferred Stock, per the below) and added a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control (as defined therein) occurs. Concurrently with the A&R Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 2,075 Class A common shares for approximately 2,211 shares of common stock and 250,000 shares of Class A Preferred Stock. Pursuant to the terms of the Class A Preferred Stock held exclusively by Fortress, Fortress is entitled to cast, for each share of Class A Preferred Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the aggregate number of shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding the Class A Preferred Stock are convertible and the denominator of which is the aggregate number of shares of outstanding Class A Preferred Stock. Thus, Fortress will at all times have voting control of us. Further, for a period of ten years from the date of the first issuance of shares of Class A Preferred Stock, the holders of record of the shares of Class A Preferred Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Preferred Stock), exclusively and as a separate class, are entitled to appoint or elect the majority of our directors; however, the Company and Fortress waived application of this provision of the certificate of incorporation, and the holders of the Common Stock voted together with the holders of the Class A Preferred Stock for all directors at our most recent annual meeting of stockholders, with the holders of the Class A Preferred Stock utilizing the supervoting rights described above. In addition, the holders of the Class A Preferred Stock (currently, only Fortress) are entitled to receive the Annual Equity Fee.

Pursuant to the Founders Agreement, for the year ended December 31, 2024, we issued common stock to Fortress of 43,772 shares as a Financing Equity Fee. Additionally, we issued common stock to Fortress of 699 shares as a Financing Equity Fee for the year ended December 31, 2023.

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

For the years ended December 31, 2024 and 2023, we had expenses related to the MSA of $250,000 and $500,000, respectively. The MSA expenses are split between research and development and general and administrative expense in the consolidated statements of operations. $125,000 and $250,000 of expenses related to the MSA were recognized in research and development and general and administrative for the years ended December 31 2024 and 2023, respectively. On November 13, 2024, we entered into a Subscription and Forgiveness Agreement with Fortress, whereby Fortress agreed to convert 50% of a total of $0.5 million owed by us under the MSA into newly issued common stock of ours and forgive the remaining 50% of the accrued balance. Therefore, the Company issued a total of 122,850 shares based on the closing price of $2.035 on the day prior to the execution of the agreement and reduced its liabilities associated with accounts payable and accrued expenses by $0.5 million.

Director Independence

We are not currently subject to any requirement to maintain a majority independent Board. However, consistent with our past practice, our Board completed its annual review of director independence on March 27, 2025. During the review, our Board considered relationships and transactions during 2024, 2023 and since inception between each director or any member of his or her immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Neil Herskowitz, Faith Charles, and Curtis Oltmans are independent under the criteria established by our Board.

Item 14.            Principal Accounting Fees and Services

Audit Fees

For the fiscal years ended December 31, 2024 and 2023, KPMG LLP billed us an aggregate of $627,000 and $649,500, respectively, in fees for the professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for such fiscal years.

For the fiscal year ended December 31, 2023, BDO USA, LLP (“BDO”) billed us an aggregate of $220,940 for professional services rendered in connection with consents and comfort letters. There were no expenses billed by BDO in 2024.

Audit-Related Fees

During the fiscal years ended December 31, 2024 we incurred no costs from KPMG LLP for audit-related services reasonably related to the performance of the audits and reviews for that respective fiscal year.

During the fiscal year ended December 31, 2023 we incurred no costs from KPMG LLP or BDO for audit-related services reasonably related to the performance of the audits and reviews for the respective fiscal year.

Tax Fees

During the fiscal years ended December 31, 2024 and 2023, KPMG LLP billed us an aggregate of $23,693 and $36,543, respectively. for professional services fees rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2024 and 2023.

During the fiscal years ended December 31, 2024 and 2023, we incurred no costs from BDO related to professional fees for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, we were not billed by KPMG LLP or BDO for any fees for services, other than those described above, rendered to us for those two fiscal years.

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

3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.

3.6	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.

3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities of Avenue Therapeutics, Inc.*

4.4	Form of Warrant, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.5	Warrant Agent Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.6	Form of Series A Warrant (November 2023), filed as Exhibit 4.1 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.7	Form of Series B Warrant (November 2023), filed as Exhibit 4.2 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.8	Warrant Agent Agreement, dated October 31, 2023 by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.4 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

4.9	Form of New Series A Warrant (January 2024), filed as Exhibit 4.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

4.10	Form of New Series B Warrant (January 2024), filed as Exhibit 4.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

4.11	Form of New Series C Warrant (May 2024), filed as Exhibit 4.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.

4.12	Form of New Series D Warrant (May 2024), filed as Exhibit 4.2 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.

4.13	Form of Placement Agent Warrant (May 2024), filed as Exhibit 4.3 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

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

10.6	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.6.1	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed on December 17, 2021 (File No. 333-261710) and incorporated herein by reference.#

10.6.2	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.6.3	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 26, 2024 (File No. 001-38114) and incorporated herein by reference.#

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

10.13	Form of Avenue Therapeutics, Inc. Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.14	Registration Rights Letter Agreement, dated September 8, 2023, by and among the Company and the purchaser parties thereto, filed as Exhibit 10.1 to Form 8-K filed on September 8, 2023 (File No. 001-38114) and incorporated herein by reference.

10.15	Placement Agency Agreement dated October 31, 2023, by and among Avenue Therapeutics, Inc., Maxim Group LLC and Lake Street Capital Markets, LLC, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

10.16	Form of Securities Purchase Agreement, dated October 31, 2023, by and among Avenue Therapeutics, Inc. and investors party thereto filed as Exhibit 10.2 to Form 8-K filed on November 2, 2023 (File No. 001-38114) and incorporated herein by reference.

10.17	Form of January 2023 Investor Inducement Letter, filed as Exhibit 10.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.18	Form of November 2023 Investor Inducement Letter, filed as Exhibit 10.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.19	Consulting Agreement with Dr. Jay Kranzler, dated December 1, 2020, filed as Exhibit 10.19 to Form 10-K filed on March 18, 2024 (File No. 001-38114) and incorporated herein by reference.

10.20	Form of Avenue Therapeutics, Inc. Restricted Stock Unit Agreement, filed as Exhibit 10.1 to Form 8-K filed on September 23, 2024 (File No. 001-38114) and incorporated herein by reference.#

10.21	Form of Investor Inducement Letter (May 2024), filed as Exhibit 10.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.

10.22	At the Market Offering Agreement, dated May 10, 2024, by and between Avenue Therapeutics, Inc. and H.C. Wainwright & Co., LLC, filed as Exhibit 1.1 to Form 8-K filed on May 10, 2024 (File No. 001-38114) and incorporated herein by reference.

10.23	Form of Restricted Stock Unit Agreement (September 2024), filed as Exhibit 10.1 to Form 8-K filed on September 27, 2024 (File No. 001-38114) and incorporated herein by reference.#

10.24	AnnJi License Agreement by and between the Company and AnnJi Pharmaceutical Co. Ltd., dated February 28, 2023, filed as Exhibit 10.9 to Form 10-Q filed on May 12, 2023 (File No. 001-38114) and incorporated herein by reference.

19.1	Insider Trading Policy*

21.1	Subsidiaries of Avenue Therapeutics, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

97.1	Clawback Policy*

101

The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Avenue Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Avenue Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of warrants

As discussed in Note 2 to the consolidated financial statements, the Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. As discussed in Note 1, the January 2024 Warrants and May 2024 Warrants were considered part of the cost of an inducement and were fair valued using the Black-Scholes Model on the date of issuance. The fair value of the equity-classified January 2024 Warrants and May 2024 Warrants were deemed to be dividends that were included in the calculation of net loss per share. As discussed in Note 7, key inputs to the Black-Scholes Model included the Company’s common stock price, risk-free interest rate, expected dividend yield, expected term in years, and expected volatility. The deemed dividend for the January 2024 Warrants and May 2024 Warrants were $4.3 million and $4.5 million, respectively.

We identified the evaluation of the fair value of the January 2024 Warrants and May 2024 Warrants as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in the evaluation of the estimated fair values due to the degree of subjectivity associated with the expected volatility assumptions and their sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the Company’s warrants valuation process, including determination of the expected volatility assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

● developing an independent expectation of the volatility assumptions based on consideration of historical and implied share price volatility information

● developing an independent range of the fair value of the warrants for the January 2024 Warrants as of January 5, 2024 and for the May 2024 Warrants as of May 1, 2024, using independently developed assumptions, including volatility

● comparing the independently developed ranges to the respective fair value for the January 2024 Warrants as of January 5, 2024 and for the May 2024 Warrants as of May 1, 2024 used by management to calculate the deemed dividend.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 31, 2025

AVENUE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$2,594	$1,783
Prepaid expenses and other current assets	78	67
Total assets	$2,672	$1,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$654	$287
Accounts payable and accrued expenses - related party	146	323
Warrant liability	16	586
Total current liabilities	816	1,196

Total liabilities	816	1,196

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred stock, 250,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock ($0.0001 par value)
Common shares, 200,000,000 shares authorized and 2,108,670 shares issued and outstanding as of December 31, 2024; and 75,000,000 shares authorized and 341,324 shares issued and outstanding as of December 31, 2023	—	3
Additional paid-in capital	105,377	92,507
Accumulated deficit	(102,580)	(90,928)
Total stockholders’ equity attributed to the Company	2,797	1,582

Non-controlling interests	(941)	(928)
Total stockholders’ equity	1,856	654
Total liabilities and stockholders’ equity	$2,672	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,	December 31,
	2024	2023
Operating expenses
Research and development	$6,645	$6,131
Research and development - licenses acquired	—	4,230
General and administrative	4,638	4,179
Loss from operations	(11,283)	(14,540)

Interest income	(176)	(126)
Financing costs – warrant liabilities	—	332
Loss on common stock warrant liabilities	759	—
Change in fair value of warrant liabilities	(170)	(4,258)
Net loss	$(11,696)	$(10,488)

Net loss attributable to non-controlling interests	(44)	(111)
Net loss attributable to common stockholders	$(11,652)	$(10,377)

Net loss per common share attributable to common stockholders, basic and diluted	$(15.79)	$(73.48)

Weighted average number of common shares outstanding, basic and diluted	1,295,207	141,222

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Class A Preferred Stock		Common Shares		Additional paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Interests	equity
Balance at December 31, 2022	250,000	—	63,671	—	84,456	(80,551)	(639)	3,266
Share based compensation	—	—	—	—	906	—	—	906
Issuance of common stock to Fortress	—	—	4,997	—	72	—	—	72
Common shares issuable - Founders Agreement	—	—	—	—	371	—	—	371
Issuance of common stock and pre-funded warrants, net of offering costs - November 2023 public offering	—	—	51,379	1	3,873	—	—	3,874
Issuance of common stock and pre-funded warrants, net of offering costs - registered direct offering and private placement	—	—	5,974	1	865	—	—	866
Issuance of common stock for license expense	—	—	14,778	—	1,230	—	—	1,230
Issuance of subsidiaries' common stock for license expenses	—	—	—	—	6	—	—	6
Exercise of warrants	—	—	190,298	1	—	—	—	1
Shares issued in a private placement offering	—	—	10,227	—	550	—	—	550
Non-controlling interest in subsidiaries	—	—	—	—	178	—	(178)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(111)	(111)
Net loss attributable to common stockholders	—	—	—	—	—	(10,377)	—	(10,377)
Balance at December 31, 2023	$250,000	$—	$341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	1,236	—	—	1,236
Issuance of common stock to Fortress	—	—	179,098	—	827	—	—	827
Common shares issuable - Founders Agreement	—	—	—	—	(167)	—	—	(167)
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	910,218	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	591,205	—	1,623	—	—	1,623
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Issuance of subsidiaries' common stock for license expenses	—	—	—	—	6	—	—	6
Non-controlling interest in subsidiaries	—	—	—	—	(31)	—	31	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(44)	(44)
Net loss attributable to common stockholders	—	—	—	—	—	(11,652)	—	(11,652)
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(11,696)	$(10,488)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	1,236	906
Loss on common stock warrant liabilities	759	—
Change in fair value of warrant liability	(170)	(4,258)
Common shares issuable - Founders Agreement	(167)	371
Issuance of common stock to Fortress	827	72
Issuance of common stock for licenses acquired	—	1,230
Research and development - licenses acquired	—	3,000
Issuance of subsidiaries’ common shares for license expenses	6	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11)	70
Accounts payable and accrued expenses	367	(662)
Accounts payable and accrued expenses - related party	(177)	302
Net cash and cash equivalents used in operating activities	(9,026)	(9,451)

Cash flows from investing activities:
Purchase of research and development licenses	—	(3,000)
Net cash used in investing activities	—	(3,000)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	1,623	—
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	—	7,525
Proceeds from exercise of warrants	9,421	1
Warrant exercise transaction costs	(1,207)	—
Net cash provided by financing activities	9,837	7,526

Net change in cash and cash equivalents	811	(4,925)
Cash and cash equivalents, beginning of period	1,783	6,708
Cash and cash equivalents, end of period	$2,594	$1,783

Supplement disclosure of non-cash information:
Issuance of common shares - Founders Agreement	$827	$—

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

AJ201

On February 28, 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd ("AnnJi"), whereby the Company obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment SBMA. The study aims to evaluate the safety and clinical response of AJ201 in patients suffering from SBMA. AJ201 has been granted Orphan Drug Designation (“ODD”) by the U.S. Food and Drug Administration ("FDA") for the indications of SBMA, Huntington’s Disease and Spinocerebellar Ataxia. The purchase and progress of the clinical development of AJ201 to treat SBMA further expands Avenue's portfolio within neurologic diseases. On March 3, 2025, the Company received a notice of AnnJi’s intent to terminate the AnnJi License Agreement (the “Purported Termination Notice”) in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by the Company of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure of the Company to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027. The Company believes that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. See “Item 1. Business – Product Candidates Under Development – AJ201 – AnnJi Dispute” below and within “Item 1A. Risk Factors” of this Annual Report on Form 10-K for more information regarding this dispute.

Reverse Stock Split

On February 2, 2023, following the approval of Avenue's Board of Directors and Avenue's stockholders at the Company’s 2022 annual meeting of stockholders, the Company filed an amendment to Avenue's Third Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") to increase the number of authorized shares of common stock from 20,000,000 to 75,000,000 shares.

On  January 9, 2024, stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock, authorized under the Company’s Certificate of Incorporation, from 75,000,000 to 200,000,000 (the “Authorized Shares Increase”). On  February 20, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase.

On  April 25, 2024, the Company filed an amendment (the “Reverse Split Amendment”) to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 1-for-75 reverse stock split of the Company's shares of common stock ("2024 Reverse Stock Split"). As a result of the Reverse Stock Split, every 75 shares of common stock outstanding immediately prior to effectiveness of the Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The Reverse Stock Split became effective on  April 26, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on  April 26, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock. The Company issued 86,518 shares of common stock to shareholders who had been entitled to a fraction of one share.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Nasdaq Delisting

On March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on March 19, 2025. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq, at which time the common stock will cease to be registered pursuant to Section 12(b) of the Act and immediately be deemed registered pursuant to Section 12(g) of the Act. Since March 19, 2025, the Company’s common stock has been traded on the over-the-counter market under the symbol “ATXI”.

Stock Purchase and Merger Agreement

In July 2022 the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals Inc. ("InvaGen"). Upon the closing of a public offering in October 2022, InvaGen gave up all rights set forth in the stockholders agreement to which it was previously party and the Company repurchased the 5,185 common shares of the Company held by InvaGen. Under the share repurchase agreement with InvaGen, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds from future financings, up to $4 million. In connection with the closing of financings that occurred in 2024 and 2023, Avenue made payments totaling $0.7 million and $0.5 million to InvaGen, respectively.

Liquidity and Capital Resources

January 2023 Registered Direct Offering and Private Placement

On January 27, 2023, the Company entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which the Company agreed to issue and sell (i) 5,974 shares (the “January 2023 Shares”) of Avenue's common stock at a price per January 2023 Share of $116.25, and (ii) pre-funded warrants (the “January 2023 Pre-funded Warrants”) to purchase 19,898 shares of common stock, at a price per January 2023 Pre-funded Warrant equal to the price per January 2023 Share, less $0.001 (the “January 2023 Registered Direct Offering”). The January 2023 Pre-funded Warrants had an exercise price of $0.001 per share, became exercisable upon issuance and have been fully exercised. As of December 31, 2023, the January 2023 Pre-Funded Warrants issued in the January 2023 Registered Direct Offering have been exercised.

On  January 27, 2023, the Company also entered into a Securities Purchase Agreement (the “January 2023 PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering ( “January 2023 Private Placement”) of warrants (the  “January 2023 Warrants”) to purchase 25,871 shares of common stock. Pursuant to the January 2023 PIPE Purchase Agreement, the Company agreed to issue and sell the  January 2023 Warrants at an offering price of $9.375 per  January 2023 Warrant to purchase one share of common stock. The  January 2023 Warrants have an exercise price of $116.25 per share (subject to adjustment as set forth in the  January 2023 Warrants), became exercisable immediately after issuance and will expire three years from the date on which the  January 2023 Warrants become exercisable. The January 2023 Private Placement closed on  January 31, 2023, concurrently with the January 2023 Registered Direct Offering.

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

September 2023 Private Placement

On  September 8, 2023, the Company entered into an unwritten agreement with Fortress and Dr. Lindsay A. Rosenwald, a director on the board of directors of the Company (Dr. Rosenwald and Fortress, together, the “September 2023 Investors”), pursuant to which the Company agreed to issue and sell 10,227 shares (the  “September 2023 Shares”) of Avenue's common stock, par value $0.0001 per share, for an aggregate purchase price of approximately $0.6 million in a private placement transaction (the  “September 2023 Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations of the SEC thereunder. The shares were purchased by the Private Placement Investors at a price of $53.775 per share, which was the “consolidated closing bid price” of the common stock on The Nasdaq Capital Market as of  September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The net proceeds to the Company from the  September 2023 Private Placement, after deducting offering expenses, were approximately $0.6 million. The Company did not incur any underwriting or placement agent fees associated with the  September 2023 Private Placement.

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

November 2023 Public Offering

On October 31, 2023, the Company entered into a Placement Agency Agreement (the “November 2023 Placement Agency Agreement”) with Maxim Group LLC and Lake Street Capital, LLC as placement agents (together, the “November 2023 Placement Agents”) related to the Company’s public offering (the “November 2023 Offering”) of 221,779 units (each consisting of either (A) one share of the Company’s common stock, par value $0.0001 per share ( “November 2023 Share”), a Series A warrant ( “November 2023 Series A Warrant”) to purchase one November 2023 Share and a Series B warrant ( “November 2023 Series B Warrant” and, collectively with the Series A Warrants, “November 2023 Warrants”) to purchase one November 2023 Share (such units, the “November 2023 Common Units”) or (B) one pre-funded warrant to purchase one November 2023 Share (the “November 2023 Pre-funded Warrants”), a November 2023 Series A Warrant and a November 2023 Series B Warrant (such units, the “November 2023 Pre-funded Units” and together with the November 2023 Shares, the November 2023 Warrants, the November 2023 Common Units and the November 2023 Pre-funded Warrants, the “November 2023 Securities”)). Under the terms of the November 2023 Placement Agency Agreement, the November 2023 Placement Agents acted as the Company’s exclusive placement agents to solicit offers to purchase the November 2023 Securities on a “best efforts” basis. The Company also entered into a securities purchase agreement, dated as of October 31, 2023 (the “November 2023 Securities Purchase Agreement”), with certain institutional investors buying November 2023 Securities in the November 2023 Offering. Pursuant to the November 2023 Offering, 51,379 November 2023 Common Units were sold at a price of $22.545 per November 2023 Unit and the 170,400 November 2023 Pre-Funded Units were sold at a price of $22.5375. As of December 31, 2023, all of the November 2023 Pre-Funded Warrants issued in the November 2023 Offering have been exercised.

The November 2023 Series A Warrants became immediately exercisable upon issuance and are exercisable at a price of $22.545 per share for a period of five years after the issuance date. The November 2023 Series B Warrants became immediately exercisable upon issuance and exercisable at a price of $22.545 per share for a period of 18 months after the issuance date. The November 2023 Pre-funded Warrants became immediately exercisable upon issuance and are exercisable at a price of $0.0001 per share until exercised in full. The November 2023 Shares, the November 2023 Pre-funded Warrants and the November 2023 Warrants were immediately separable upon issuance and were issued separately. The Company consummated the transactions contemplated by the November 2023 Offering and the November 2023 Placement Agency Agreement on November 2, 2023. Upon the closing of the November 2023 Offering, the Company paid the November 2023 Placement Agents a cash transaction fee equal to 8% of the aggregate gross cash proceeds and reimbursed the November 2023 Placement Agents for certain out-of-pocket expenses incurred in connection with this November 2023 Offering.

The Company received net proceeds from the November 2023 Offering of approximately $3.8 million, after deducting the placement agent fees and offering expenses, and before giving effect to any exercises of the November 2023 Warrants. As described in more detail in Note 10, the Company entered into an inducement offer letter agreement with certain investors in the November 2023 Offering who agreed exercise certain outstanding November 2023 Warrants to purchase up to an aggregate of 194,667 shares of common stock at their exercise price of $22.545 per share in January 2024.

See the May 2024 Warrant Inducement below for the November 2023 Warrants exercised in May 2024.

January 2024 Warrant Inducement and Private Placement

On  January 5, 2024, the Company entered into (i) an inducement offer letter agreement (the  “January 2023 Investor Inducement Letter”) with a certain investor (the  “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 of the Company’s common stock originally issued to the  January 2023 Investor on  January 31, 2023 (the  “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the  “November 2023 Investor Inducement Letter Agreement” and, together with the  January 2023 Investor Inducement Letter, the  “January 2024 Warrant Inducement”) with certain investors (the  November 2023 Investors” and, together with the  January 2023 Investor, the  “January 2024 Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the  November 2023 Investors on  November 2, 2023 (the  “November 2023 Warrants” and, together with the  January 2023 Warrants, the “Existing Warrants”). The  January 2023 Warrants had an exercise price of $116.25 per share, and the  November 2023 Warrants had an exercise price of $22.545 per share.

Pursuant to the  January 2024 Warrant Inducement, (i) the  January 2023 Investor agreed to exercise for cash its  January 2023 Warrants at a reduced exercise price of $22.545 per share and (ii) the  November 2023 Investors agreed to exercise for cash their  November 2023 Warrants at the existing exercise price of $22.545 in consideration for the Company’s agreement to issue in a private placement (x) new Series A common stock purchase warrants (the “New Series A Warrants”) to purchase up to 220,538 shares of common stock (the “New Series A Warrants Shares”) and (y) new Series B common stock purchase warrants (the “New Series B Warrants” and, together with the New Series A Warrants, the  “January 2024 Warrants”) to purchase up to 220,538 shares of common stock (the “New Series B Warrants Shares”). The New Series A Warrants will expire five years following the issuance date and the New Series B Warrants will expire eighteen months following the issuance date. The New Series A Warrants and New Series B Warrants meet the criteria for permanent equity classification.

The  January 2023 Warrants, which were liability classified, were revalued on  January 5, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations (see Note 8). The issuance of the  January 2024 Warrants was considered as part of the cost of the inducement and the  January 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the  January 2023 Warrants and  November 2023 Warrants on a weighted basis. The approximately $0.6 million of the  January 2024 Warrants fair value was allocated to the  January 2023 warrants and recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.3 million of the  January 2024 Warrant fair value was allocated to the  November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the issuance date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

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

See the May 2024 Warrant Inducement below for the January 2024 Warrants exercised in May 2024.

May 2024 Warrant Inducement and Private Placement

On  April 28, 2024, the Company entered into inducement offer letter agreements (the  “May 2024 Warrant Inducement”) with (i) certain investors (the  “October 2022 Investors”) that held certain outstanding  October 2022 Warrants to purchase up to an aggregate of 27,271 shares of the Company’s common stock; (ii) certain investors (the  “May Inducement  November 2023 Investors”) that hold  November 2023 Warrants to purchase up to an aggregate of 221,333 shares of common stock; and (iii) certain investors (the  “January 2024 Investors” and, collectively with the  October 2022 Investors and  May Inducement  November 2023 Investors, the  “May 2024 Holders”) that hold  January 2024 Warrants to purchase up to an aggregate of 441,076 shares of common stock. We refer to the exercised  January 2024 Warrants collectively with the  October 2022 Warrants and  November 2023 Warrants as the  "May 2024 Exercised Warrants"). The  October 2022 Warrants had an exercise price of $116.25 per share, the  November 2023 Warrants had an exercise price of $22.545 per share, and the  January 2024 Warrants had an exercise price of $22.545 per share. Pursuant to the  May 2024 Warrant Inducement, the  May 2024 Holders agreed to exercise for cash the  May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series C Common Stock purchase warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of common stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the  “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the  “May 2024 Warrant Shares”). The  May 2024 Holders also agreed to pay the Company $0.125 per  May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the  May 2024 Warrant Inducement occurred on  May 1, 2024. The May 2024 Warrants meet the requirement for equity classification under ASC 815.

The  October 2022 Warrants, which were liability classified, were revalued on  May 1, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations (see Note 8). The issuance of the  May 2024 Warrants was considered as part of the cost of the inducement and the  May 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the  October 2022 Warrants,  November 2023 Warrants and  January 2024 Warrants on a weighted basis. The approximately $0.2 million of the  May 2024 Warrants fair value was allocated to the  October 2022 warrants and recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.5 million of the  May 2024 Warrant fair value was allocated to the  November 2023 Warrants and  January 2024 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the issuance date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

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

ATM Facility

On  May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on  December 7, 2021 and declared effective by the SEC on  December 10, 2021, and the related prospectus supplement dated  May 10, 2024 (including such replacement registration statement as  may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the limitations of General Instruction I.B.6 of Form S-3, the Company  may sell up to a maximum of $3,850,000 of its shares pursuant to the ATM Agreement.

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

For the twelve months ended  December 31, 2024, the Company sold an aggregate of 591,205 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $1.6 million, after deducting underwriting discounts.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2024, the Company had an accumulated deficit of $102.6 million. Due to uncertainties regarding future operations of the Company for an ongoing Phase 1b/2a trial of AJ201 (including the dispute with the licensor thereof as described above), a potential Phase 3 safety study for IV tramadol, and the continued development of BAER-101, the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively causes substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

The Company operates in one reportable segment, development and commercialization of therapies for the treatment of neurologic diseases, which includes all activities related to the development and commercialization of AJ201, BAER-101, and IV tramadol. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 and 2023 consisted of cash in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Freestanding Warrants

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

Pursuant to the Third Amended and Restated Certificate of Incorporation, the Company issued 101,935 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of the Company, on January 2, 2025. This was shown in the consolidated statements of stockholders’ equity at December 31, 2024, as part of additional paid-in capital. The Company recorded an expense of approximately $0.2 million in research and development related to these issuable shares during the year ended December 31, 2024, as the shares are considered compensation to Fortress for services rendered.

The Company issued 22,476 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of the Company, on January 2, 2024. This was shown in the consolidated statements of stockholders’ equity at December 31, 2023, as part of additional paid-in capital. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2023. The Company issued 3,085 shares of common stock to Fortress for the Annual Stock Dividend on January 1, 2023. This was shown in the consolidated statements of stockholders' equity at December 31, 2022, as part of additional paid-in capital. The Company recorded an expense of approximately $0.3 million in research and development related to these issuable shares during the year ended December 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. All tax years since inception remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the respective tax authorities if they have or will be used in a future period. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2024 and 2023. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common share outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2024	2023
Unvested restricted stock units/awards	1,028	1,311
Deferred restricted stock units	235,000	—
Common stock issuable	112,185	28,019
Warrants	1,476,200	524,601
Options	256,474	22,474
Class A preferred shares(1)	222	222
Total potential dilutive effect	2,081,109	576,627

(1) Class A preferred shares are presented on an as-if converted basis.

In connection with the exercise of certain existing warrants in January 2024 and May 2024 (see Note 1), the Company recorded deemed dividends of $8.8 million for the issuance of new warrants. For the Year ended December 31, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the years ended December 31, 2024 and 2023.

Recently Issued Accounting Standards

In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance is effective for fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU in the year ended December 31, 2024. The Company's adoption of this guidance resulted in increased disclosures in the notes to the financial statements.

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

See Note 1 for more information regarding the ongoing dispute.

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

On September 13, 2016, the Company amended the Fortress-Avenue Founders Agreement to remove the Annual Equity Fee (that feature remained in substance and became issuable to the holders of Avenue’s Class A Preferred stock, all of which is currently held by Fortress) and to add a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by Fortress or a Change in Control occurs. Concurrently with effecting such amendment of the Fortress-Avenue Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged Fortress’ 155,555 Class A common shares for approximately 166,027 common shares and 250,000 Class A Preferred stock (see Note 7).

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

For the years ended December 31, 2024 and 2023, the Company had expenses related to the MSA of $250,000 and $500,000, respectively. The MSA expenses are split between research and development and general and administrative expense in the consolidated statements of operations. $125,000 and $250,000 of expenses related to the MSA were recognized in research and development and general and administrative for the years ended  December 31 2024 and 2023, respectively. On  November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Fortress, whereby Fortress agreed to convert 50% of a total of $0.5 million owed by the Company under the MSA into newly issued common stock of the Company and forgive the remaining 50% of the accrued balance. Therefore, the Company issued a total of 122,850 shares based on the closing price of $2.035 on the day prior to the execution of the agreement and reduced its liabilities associated with accounts payable and accrued expenses by $0.5 million.

Founders Agreement and Management Services Agreement with Baergic

Pursuant to the Contribution Agreement between Avenue and Fortress, the Founders Agreement and Management Services Agreement that had previously been existing between Fortress and Baergic were assigned to Avenue, such that they now exist between Avenue and Baergic; those agreements are referred to herein as the Avenue-Baergic Founders Agreement and the Avenue-Baergic MSA, as applicable. The Annual Stock Dividend payable to the Company is 2.5% of common stock calculated as a percentage of fully diluted outstanding capital and became effective as of November 8, 2022. For the years ended December 31, 2024 and December 31, 2023, Baergic recorded an Annual Stock Dividend of $18 thousand and $23 thousand to Avenue on December 31, 2024 and 2023, respectively. The Annual Stock Dividends for the years ending December 31, 2024 and 2023 were paid in shares on December 17, 2024 and 2023, respectively.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts payable	$155	$78
Accrued employee compensation	18	11
Accrued contracted services and other	481	198
Accounts payable and accrued expenses	$654	$287

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2024 and 2023, there was no litigation against the Company.

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

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, a applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction. Pursuant to the reverse stock split by the Company in April 2024, the Class A Preferred Stock has a Conversion Ratio of 1,125 Class A Preferred to one share of common stock.

Common Stock

On January 30, 2023, the stockholders of the Company voted at the Company's 2022 annual meeting of stockholders to approve an amendment to the Company's Third Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock by 55,000,000 shares of common stock, bringing the total number of authorized shares of common stock to 75,000,000 shares with a par value of $0.0001.

On  January 9, 2024, the stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock authorized under the Certificate of Incorporation, from 75,000,000 to 200,000,000. On  February 20, 2024, the Company filed the Certificate of Amendment with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase. As of December 31, 2024, 200,000,000 shares were authorized and 2,108,670 shares of common stock were outstanding.

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

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan’). The 2015 Incentive Plan was adopted in January 2015 by Avenue's stockholders and an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares was approved by Avenue stockholders in December 2021. The 2015 Incentive Plan was amended again to increase the number of authorized shares issuable to 70,223 shares and approved by the Company's stockholders on January 30, 2023. On  June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 5,070,223 shares, extend the term of the 2015 Incentive Plan to  June 24, 2034, increase the limit of shares that  may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Incentive Plan, the Compensation Committee is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Incentive Plan limits the term of any option granted under the 2015 Incentive Plan to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,701 shares at December 31, 2024.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Research and development	$269	$199
General and administrative	967	707
Total stock-based compensation expense	$1,236	$906

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2024:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	177	$912.75
Granted	1,134	85.50
Forfeited	—	—
Vested	—	—
Unvested balance at December 31, 2023	1,311	$197.19
Granted	235,000	2.46
Forfeited	—	—
Vested	(283)	85.50
Unvested balance at December 31, 2024	236,028	$3.44

For the years ended December 31, 2024 and 2023, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.4 million and $0.1 million, respectively.

At December 31, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. This amount does not include, as of December 31, 2024, 45 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	—	$—		$—
Granted	22,474	85.50	9.50	$—
Outstanding as of December 31, 2023	22,474	$85.50	9.50	$—
Granted	234,000	2.46	10.00
Outstanding as of December 31, 2024	256,474	$9.74	9.62	$—
Expected to vest	246,802	$6.77	9.66
Vested and Exercisable as of December 31, 2024	9,672	85.50	8.49	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of common stock for those options that had exercise prices lower than the fair value of common stock.

Upon the exercise of stock options, the Company will issue new shares of its common stock.

For the years ended December 31, 2024 and 2023, stock-based compensation expenses associated with the amortization of options awards for employees and non-employees were approximately $0.8 million and $0.8 million, respectively. As of December 31, 2024, unrecognized compensation cost for options issued was $0.6 million and will be recognized over an estimated weighted average amortization period of 1.4 years.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarized the assumptions used:

	For the Year Ended December 31,
	2024	2023
Risk-free interest rate	3.6%	4.1%
Expected dividend yield	—	—
Expected term in years	5.6	5.8 - 5.9
Expected volatility	135.0%	125.7%

Stock Warrants

The following table summarizes the warrant activity for the years ended December 31, 2024, and 2023:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	55,173	$116.47	$1
Granted	659,727	$16.05	—
Exercised	(190,299)	$0.02	—
Outstanding, December 31, 2023	524,601	$32.42	$—
Granted	1,861,817	$6.23	—
Exercised	(910,218)	$10.16	—
Outstanding, December 31, 2024	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

January 2024 Warrant Inducement and Private Placement

As described in Note 1, the issuance of the  January 2024 Warrants was considered as part of the cost of an inducement and the  January 2024 Warrants were valued using the Black-Scholes Model resulting in a $4.3 deemed dividend that was recorded to additional paid-in-capital.

The key inputs for the Black-Scholes Model calculations on January 5, 2024 were as follows:

	January 2023	New Series A	New Series B
	Warrants	Warrants	Warrants
Stock price	$14.25	$14.25	$14.25
Risk-free interest rate	4.40%	4.02%	4.40%
Expected dividend yield	—	—	—
Expected term in years	2.1	5.0	1.5
Expected volatility	185%	138%	187%

May 2024 Warrant Inducement and Private Placement

As described in Note 1, the issuance of the  May 2024 Warrants was considered as part of the cost of an inducement and the  November 2023 Warrants and January 2024 Warrants were valued using the Black-Scholes Model resulting in a $4.5 deemed dividend that was recorded to additional paid-in-capital.

The key inputs for the Black-Scholes Model calculations on May 1, 2024 were as follows:

	October 2022	November 2023	January 2024	Series C	Series D	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Stock price	$4.76	$4.76	$4.76	$4.76	$4.76	$4.76
Risk-free interest rate	4.79%	4.64%	4.64%	4.64%	4.96%	4.64%
Expected dividend yield	—	—	—	—	—	—
Expected term in years	3.4	4.5	4.7	5.0	1.5	5.0
Expected volatility	160%	148%	145%	141%	132%	141%

Note 8 — Common Stock Warrants

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

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 2023 Registered Direct Offering and Private Placement, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the January 2023 Registered Direct Offering and Private Placement. The Black-Scholes model was used to value any outstanding  October 2022 Warrants and January 2023 Warrants as of December 31, 2024 and 2023. The approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2022	$2,609	$—	$2,609
Fair value of warrants at issuance as of January 31, 2023	—	2,235	2,235
Change in fair value of warrants	(2,183)	(2,075)	(4,258)
Fair value of warrants outstanding as of December 31, 2023	426	160	586
Change in fair value of warrants	(299)	129	(170)
Exercise of warrants	(111)	(289)	(400)
Fair value of warrants outstanding as of December 31, 2024	$16	$-	$16

The key inputs for the October 2022 Warrants using the Black-Scholes model were as follows:

	December 31,	December 31,
	2024	2023
Stock price	$2.00	$12.00
Risk-free interest rate	4.27%	3.84%
Expected dividend yield	—	—
Expected term in years	2.78	3.78
Expected volatility	155%	148%

The key inputs for the January 2023 Warrants using the Black-Scholes model were as follows:

December 31,
2023
Stock price	$12.00
Risk-free interest rate	4.23%
Expected dividend yield	—
Expected term in years	2.10
Expected volatility	175%

Note 9 — Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2024 and 2023.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2024	2023
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	0%	11%
State rate change	(14)%	1%
Stock-based compensation	0%	0%
Other	0%	0%
Credits	1%	1%
None-deductible items	1%	(1)%
Return to provision	(12)%	0%
Section 162(m) disallowance	0%	0%
Change in fair value of warrant liability	(2)%	12%
Change in valuation allowance	6%	(45)%
Income taxes provision (benefit)	0%	0%

The components of the net deferred tax asset as of December 31, 2024 and 2023 are the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$27,114	$27,318
Stock compensation and other	404	287
In process research and development	1,929	2,884
Accruals and reserves	3	4
Business interest expense disallowance	—	—
Section 174 capitalization	2,536	2,253
Tax credits	2,995	2,926
Total deferred tax assets	34,981	35,672
Less valuation allowance	(34,981)	(35,672)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $35.0 million and $35.7 million was recorded as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $89.4 million and $141.0 million, respectively. Approximately $74.9 million of the federal net operating loss carryforwards and $0 of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and $141.0 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2034 and 2034, respectively. The Company has $3.0 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2034. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code. The Company has not performed a Section 382 analysis as of December 31, 2024.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements, that have been recorded on the Company’s consolidated financial statements for the periods ended December 31, 2024 and 2023. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2024 and 2023.

The federal and state tax returns for the years ended December 31, 2021, 2022, and 2023 are currently open for examination under applicable federal and state income tax statues of limitations. The company is not currently under examination.

Note 10 — Subsequent Events

On March 3, 2025, the Company received a notice of AnnJi’s intent to terminate the AnnJi License Agreement (the “Purported Termination Notice”) in which AnnJi purports to assert its right to terminate the AnnJi License Agreement due to alleged material breaches by the Company of various provisions in the AnnJi License Agreement for (i) failure to use its commercially reasonable efforts to develop and commercialize AJ201, (ii) failure to negotiate and execute a clinical supply agreement by March 31, 2024, and (iii) the anticipated failure of the Company to meet a diligence milestone of first patient dosing in a Phase 2/3 clinical trial by February 28, 2027. The Company believes that the purported termination of the AnnJi License Agreement in the Purported Termination Notice is invalid and of no force and effect, and that the AnnJi License Agreement remains a valid and binding agreement. See “Product Candidates Under Development – AJ201 – AnnJi Dispute” below and within “Item 1A. Risk Factors” for more information regarding this dispute.

On March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on March 19, 2025. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq, at which time the common stock will cease to be registered pursuant to Section 12(b) of the Act and immediately be deemed registered pursuant to Section 12(g) of the Act. Since March 19, 2025, the Company’s common stock has been traded on the over-the-counter market under the symbol “ATXI”.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Alexandra MacLean, M.D.
Name: Alexandra MacLean, M.D.
Title: Chief Executive Officer and Director March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandra MacLean, M.D.	Chief Executive Officer and Director	March 31, 2025
Alexandra MacLean, M.D.	(Principal Executive Officer)

/s/ David Jin	Interim Chief Financial Officer and Chief Operating Officer	March 31, 2025
David Jin	(Principal Financial and Accounting Officer)

/s/ Jay Kranzler, M.D., Ph.D.	Chairman of the Board	March 31, 2025
Jay Kranzler, M.D., Ph.D.

/s/ Faith Charles	Director	March 31, 2025
Faith Charles

/s/ Neil Herskowitz	Director	March 31, 2025
Neil Herskowitz

/s/ Curtis Oltmans	Director	March 31, 2025
Curtis Oltmans

/s/ Lindsay A. Rosenwald, M.D.	Director	March 31, 2025
Lindsay A. Rosenwald, M.D.