Form 10-Q
period 2025-03-31
AVENUE THERAPEUTICS, INC.
filed 2025-05-15
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(781) 652‑4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock	ATXI	Nasdaq Capital Market(1)

(1)	On March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on March 19, 2025. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq, at which time the common stock will cease to be registered pursuant to Section 12(b) of the Act and immediately be deemed registered pursuant to Section 12(g) of the Act. Since March 19, 2025, the Company’s common stock has been traded on the over-the-counter market under the symbol “ATXI”.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 14, 2025
Common Stock, $0.0001 par value	3,183,603

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended March 31, 2025

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,502	$2,594
Prepaid expenses and other current assets	92	78
Total assets	$3,594	$2,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,003	$654
Accounts payable and accrued expenses - related party	258	146
Warrant liability	1	16
Total current liabilities	1,262	816

Total liabilities	1,262	816

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively
Common shares, 3,183,603 and 2,108,670 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	107,942	105,377
Accumulated deficit	(104,432)	(102,580)
Total stockholders’ equity attributed to the Company	3,510	2,797

Non-controlling interests	(1,178)	(941)
Total stockholders’ equity	2,332	1,856
Total liabilities and stockholders’ equity	$3,594	$2,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$411	$2,392
General and administrative	1,494	1,316
Loss from operations	(1,905)	(3,708)

Other income (expense):
Interest income	32	49
Loss on settlement of common stock warrant liabilities	—	(574)
Change in fair value of warrant liabilities	15	(116)
Total other income (expense)	47	(641)
Net loss	$(1,858)	$(4,349)

Net loss attributable to non-controlling interests	(6)	(9)
Net loss attributable to common stockholders	$(1,852)	$(4,340)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.62)	$(15.40)

Weighted average number of common shares outstanding, basic and diluted	2,970,807	562,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended March 31, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	284	—	185	—	—	185
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Non-controlling interest in subsidiaries	—	—	—	—	231	—	(231)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(6)	(6)
Net loss attributable to common stockholders	—	—	—	—	—	(1,852)	—	(1,852)
Balance at March 31, 2025	250,000	$—	3,183,603	$—	$107,942	$(104,432)	$(1,178)	$2,332

Three months ended March 31, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	191	—	—	191
Common shares issuable - Founders Agreement	—	—	—	—	(363)	—	—	(363)
Issuance of common stock to Fortress	—	—	28,019	—	371	—	—	371
Loss on settlement of common stock warrant liabilities	—	—	—	—	574	—	—	574
Exercise of warrants	—	—	220,538	1	5,261	—	—	5,262
Warrant inducement offering costs	—	—	—	—	(442)	—	—	(442)
Reverse split (1-for-75)	—	—	24	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	1	—	(1)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(4,340)	—	(4,340)
Balance at March 31, 2024	250,000	$—	590,188	$—	$98,104	$(95,268)	$(938)	$1,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(1,858)	$(4,349)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	185	191
Loss on settlement of common stock warrant liabilities	—	574
Change in fair value of warrant liabilities	(15)	116
Issuance of common stock to Fortress	55	371
Common shares issuable - Founders Agreement	—	(363)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14)	(49)
Accounts payable and accrued expenses	349	360
Accounts payable and accrued expenses - related party	112	29
Net cash used in operating activities	(1,186)	(3,120)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	2,094	—
Exercise of warrants	—	4,973
Warrant transaction costs	—	(442)
Net cash provided by financing activities	2,094	4,531

Net change in cash and cash equivalents	908	1,411
Cash and cash equivalents, beginning of period	2,594	1,783
Cash and cash equivalents, end of period	$3,502	$3,194

Supplemental cash flow information:
Issuance of common shares - Founders Agreement	$55	$371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates include intravenous tramadol ("IV tramadol") for the treatment of post-operative acute pain and BAER-101 for the treatment of epilepsy and panic disorders.

Nasdaq Delisting

On  March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on  March 19, 2025. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq, at which time the common stock will be formally delisted, cease to be registered pursuant to Section 12(b) of the Act and immediately be deemed registered pursuant to Section 12(g) of the Act. Since  March 19, 2025, the Company’s common stock has been traded on the over-the-counter market under the symbol “ATXI”.

AJ201 Termination

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy's Disease). Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received a notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

On April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue will repurchase all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

AnnJi agreed to make payments to Avenue of $2.0 million, with $1.0 million due within 30 days after the Termination Effective Date and $1 million due within 90 days after the Termination Effective Date. Additionally, Avenue will be eligible to receive from AnnJi:

•	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
•	payments totaling up to $17 million in the aggregate upon AJ201 experiencing certain commercial sales milestone events;
•	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
•

in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanism in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2025, the Company had an accumulated deficit of $104.4 million. Due to uncertainties regarding future operations of the Company for a potential Phase 3 safety study for IV tramadol, and the expansion of the Company's development portfolio within neuroscience with the consummation of the transaction with Baergic Bio, Inc. ("Baergic"), the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The accompanying unaudited interim condensed financial statements include the accounts of the Company's subsidiary, Baergic. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its subsidiary.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, which were included in the Company’s Annual Report on Form 10-K (the “2024 Form 10-K”) and filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	March 31,
	2025	2024
Unvested restricted stock units/awards	744	1,028
Deferred stock units	235,000	—
Warrants	1,476,200	745,139
Options	256,474	22,474
Class A Preferred shares(1)	223	223
Total potential dilutive effect	1,968,641	768,864

(1) Class A preferred shares are presented on an as-if converted basis.

In connection with the exercise of certain existing warrants in January 2024, the Company recorded deemed dividends of $4.3 million for the issuance of new warrants. For the three months ended March 31, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three months ended March 31, 2025 and 2024.

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Form 10-K.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt it for fiscal year ending December 31, 2025.

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

Note 3 — Licenses/Supplier Agreements

IV Tramadol License

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the IV Tramadol License Agreement, Fortress purchased an exclusive license to IV tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland, for $3.0 million and paid an additional $1.0 million following the Company’s submission of its NDA for IV Tramadol. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV tramadol from the U.S. Food and Drug Administration ("FDA") as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

Baergic Licenses

In December 2019, Baergic entered into two license agreements: (i) a license agreement with AstraZeneca AB (“AZ”) to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound Gamma-aminobutyric acid receptor A alpha 2 & 3 (GABAA α2,3) positive allosteric modulators; and (ii) a license agreement with Cincinnati Children’s Hospital Medical Center (“CCHMC”) to acquire patent and related intellectual property rights pertaining to a GABA inhibitor program for neurological disorders. Baergic paid an upfront fee of $3.0 million to AZ and $0.2 million to CCHMC, as well as issued common shares of Baergic of approximately 20% and 5% of Baergic to each at the time of the license agreement, respectively.

Development milestones totaling approximately $81.5 million in the aggregate are due upon achievement of each milestone. Commercial and sales-based milestone payments totaling approximately $151 million are due upon achievement of each milestone, as well as royalty payments in the low to high single digits on any future aggregate, annual, worldwide net sales.

AnnJi License Agreement

On February 28, 2023, Avenue entered into a license agreement with AnnJi, whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy's Disease). Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received a notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

On the Termination Effective Date, Avenue and AnnJi entered into the Termination and Transfer Agreement, pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue will repurchase all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

AnnJi agreed to make payments to Avenue of $2.0 million, with $1.0 million due within 30 days after the Termination Effective Date and $1 million due within 90 days after the Termination Effective Date. Additionally, Avenue will be eligible to receive from AnnJi:

•	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
•	payments totaling up to $17 million in the aggregate upon AJ201 experiencing certain commercial sales milestone events;
•	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
•

in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanism in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the "MSA") with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively.

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

Annual Equity Fee

For the three months ended March 31, 2025, the Company did not have an Annual Equity Fee expense. There were 102,185 shares of the Company's common stock issued to Fortress in January 2025 related to the 2024 Annual Equity Fee.

For the three months ended March 31, 2024, the Company did not have an Annual Equity Fee expense. There were 22,476 shares of the Company's common stock issued to Fortress in January 2024 related to the 2023 Annual Equity Fee.

Financing Equity Fee

For the three months ended March 31, 2025, the Company recorded a Financing Equity Fee of $0.1 million and issued 23,474 shares of the Company's common stock to Fortress.

For the three months ended March 31, 2024, the Company recorded a Financing Equity Fee of $0.1 million and issued 5,543 shares of the Company's common stock to Fortress.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accounts payable	$173	$155
Accrued employee compensation	85	18
Accrued contracted services and other	745	481
Total accounts payable and accrued expenses	$1,003	$654

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of March 31, 2025, there was no litigation against the Company.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the "Shelf"). The Company filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Replacement Shelf"), which has not yet become effective under the Securities Act of 1933, as amended (the "Securities Act"). However, upon the Company's formal delisting from Nasdaq, effective upon Nasdaq's filing of a Form 25 with the SEC, the Company will be ineligible to use Form S-3 and therefore unable to use the Shelf or the Replacement Shelf.

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. Offers and sales of the shares are made pursuant to the Shelf, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act. As a result of the limitations of General Instruction I.B.6 of Form S-3, the Company may currently sell up to a maximum of $3,850,000 of its shares pursuant to the ATM Agreement.

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

For the three months ended March 31, 2025, the Company sold an aggregate of 938,990 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million after deducting underwriting discounts. The Company is no longer able to utilize the ATM Agreement as a result of the suspension of its common stock from trading on the Nasdaq.

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

Pursuant to the  January 2024 Warrant Inducement, (i) the  January 2023 Investor agreed to exercise for cash its  January 2023 Warrants at a reduced exercise price of $22.545 per share and (ii) the  November 2023 Investors agreed to exercise for cash their  November 2023 Warrants at the existing exercise price of $22.545 in consideration for the Company’s agreement to issue in a private placement (x) new Series A common stock purchase warrants (the “January 2024 Series A Warrants”) to purchase up to 220,538 shares of common stock (the “January 2024 Series A Warrants Shares”) and (y) new Series B common stock purchase warrants (the “January 2024 Series B Warrants” and, together with the January 2024 Series A Warrants, the “January 2024 Warrants”) to purchase up to 220,538 shares of common stock (the “January 2024 Series B Warrants Shares”). The January 2024 Series A Warrants were to expire five years following the issuance date and the January 2024 Series B Warrants were to expire eighteen months following the issuance date. The January 2024 Warrants were all subsequently exercised, and none remain outstanding as of the date of this report.

The approximately $0.6 million of the January 2024 Warrants’ fair value allocated to the  January 2023 Warrants was recorded as a loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations with a corresponding offset to additional paid-in-capital. Approximately $4.3 million of the January 2024 Warrants fair value was allocated to the  November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (see Note 2).

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan"). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and, in December 2021, the Company’s stockholders approved an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares. On January 30, 2023, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 70,223 shares. On June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 5,070,223 shares, which extended the term of the 2015 Incentive Plan to June 24, 2034, to increase the limit of the number of shares that may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Incentive Plan authorizes grants to issue up to 5,070,223 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,701 shares at March 31, 2025.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the three months ended  March 31, 2025:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2024	236,028	$3.44
Granted	—	—
Forfeited	—	—
Vested	(284)	85.50
Unvested balance at March 31, 2025	235,744	$3.34

At March 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years. This amount does not include, as of March 31, 2025, 45 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. The expense is recognized over the vesting period of the award. Stock-based compensation for awards containing performance conditions will be measured as of the grant date and recorded if and when it is probable that the performance condition will be achieved.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of March 31, 2025, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	256,474	$9.74	9.6	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Cancelled/forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at Balance at March 31, 2025	256,474	$9.74	9.4	$—
Expected to vest	166,125	$7.52	9.4	$—
Exercisable	90,349	$13.81	9.3	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of March 31, 2025, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.5 million with a weighted average remaining vesting period of 1.2 years.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Research and development	$40	$45
General and administrative	145	146
Total stock-based compensation expense	$185	$191

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2025:

Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2024	1,476,200	$8.64	$—
Granted	—
Exercised	—
Outstanding, March 31, 2025	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the common share sales pursuant to the ATM Agreement, the Company made payments totaling approximately $0.2 million to InvaGen during the three months ended March 31, 2025. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement through the three months ended March, 31, 2025. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

Note 8 - Common Stock Warrants

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

Warrant Liability

The Company has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. The outstanding warrants to purchase common stock originally issued by the Company in October 2022 (the "October 2022 Warrants") are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The previously outstanding warrants to purchase common stock originally issued by the Company in January 2023 (the "January 2023 Warrants") classified as liabilities were fully exercised during the three months ended March 31, 2024. The Black-Scholes Model is used to value the warrants classified as liabilities and the approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2024	$16
Change in fair value of warrants	(15)
Fair value of warrants outstanding as of March 31, 2025	$1

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	March 31,	December 31,
	2025	2024
Stock price	$0.30	$2.00
Risk-free interest rate	4.35%	4.27%
Expected dividend yield	—	—
Expected term in years	2.5	2.8
Expected volatility	160%	155%

Note 9 - Subsequent Events

AnnJi Termination and Transfer Agreement

On April 24, 2025, the Company and AnnJi entered into the Termination and Transfer Agreement. See Note 3 for additional details.

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

●	our ability to successfully develop, partner, or commercialize any of our current or future product candidates including IV tramadol and BAER-101;

●	the substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;

●	the significant losses we have incurred since inception and our expectation that we will continue to incur losses for the foreseeable future;

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

●	the fact that Fortress Biotech, Inc. ("Fortress") controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the fact that the OTC Pink Open Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a "penny stock" and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	and the risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include an intravenous formulation of tramadol ("IV tramadol"), a schedule IV opioid for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

Our net loss for the three months ended March 31, 2025 and 2024 was approximately $1.9 million and $4.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $104.4 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

Recent Developments

Nasdaq Delisting

On March 17, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified us that the Nasdaq Hearings Panel (the “Panel”) had determined to delist our common stock due to a violation of Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. As a result, trading of our common stock was suspended from Nasdaq at the open of trading on March 19, 2025, with formal delisting to occur upon Nasdaq's expected filing of a Form 25 with the SEC.

Our common stock began trading under its current trading symbol (“ATXI”) on the OTC Markets system effective upon the open of the markets on March 19, 2025. We plan to continue to file our required periodic reports and other filings with the SEC. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market for existing and potential holders of our common stock.

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

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, the Company paid an initial cash license fee of $3.0 million. The Company issued shares of its common stock and was obligated to make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

On April 24, 2025 (the "AnnJi Termination Effective Date"), we and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement (as well as the Subscription Agreement and the Registration Rights Agreement entered into in connection therewith) was terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings between them and provided mutual releases of claims; (iii) we transferred to AnnJi all of our rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) we agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, we will repurchase, for an aggregate payment of $1.00, all 14,777 shares of our common stock that are held by AnnJi, and we also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

AnnJi agreed to make payments to us of $2.0 million, with $1.0 million due within 30 days after the AnnJi Termination Effective Date and $1 million due within 90 days after the AnnJi Termination Effective Date. Additionally, we will be eligible to receive from AnnJi:

•	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
•	payments totaling up to $17 million in the aggregate upon AJ201 experiencing certain commercial sales milestone events;
•	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
•

in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanism in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

IV Tramadol

We participated in a Type C meeting with the FDA in March 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. We announced in April 2023 that we received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicate that we are in agreement with the FDA on a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes indicate that the FDA also agrees that a successful study will support the submission of a complete response to the second Complete Response Letter for IV tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the FDA's Division of Anesthesia, Analgesia, and Addiction Products.

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

In August 2023, we reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rat from the Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally. The data were subsequently presented at the American Epilepsy Society 2023 Annual Meeting in December 2023 and at the American Society for Experimental Neurotherapeutics 2024 Annual Meeting in March 2024. The data were also published in Drug Development Research in February 2024.

We are currently exploring strategic alternatives for Baergic and/or BAER-101, which may involve engaging a development or licensing partner or a sale, license, divestiture of Baergic and/or BAER-101, or we may initiate a Phase 2a study for the program if we receive additional financing.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

Accounting Pronouncements

See Note 2, “Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2024 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiary, Baergic. All intercompany balances and transactions have been eliminated. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its subsidiary.

Results of Operations

General

At March 31, 2025, we had an accumulated deficit of $104.4 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2025 and 2024

	For The Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$411	$2,392	$(1,981)	(83)%
General and administrative	1,494	1,316	178	14%
Loss from operations	(1,905)	(3,708)	1,803	(49)%

Other income (expense):
Interest income	32	49	(17)	(35)%
Loss on settlement of common stock warrant liabilities	—	(574)	574	(100)%
Change in fair value of warrant liabilities	15	(116)	131	(113)%
Total other income (expense)	47	(641)	688	(107)%
Net loss	(1,858)	(4,349)	2,491	(57)%

Net loss attributable to non-controlling interests	(6)	(9)	3	(33)%
Net loss attributable to common stockholders	$(1,852)	$(4,340)	$2,488	(57)%

Research and Development Expenses

Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with pre-commercialization validation manufacturing, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended March 31, 2025 and 2024, research and development expenses were $0.4 million and $2.4 million, respectively. The decrease of $2.0 million was associated with a $1.9 million decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, and $0.1 million in IV tramadol supply costs.

We expect our research and development activities to decrease due to no further development obligations for AJ201, however we will continue to develop and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with the following:

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidates and explore strategic alternatives for our Baergic subsidiary.

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $1.5 million and $1.3 million, respectively. The increase of $0.2 million is related to an increase of $0.4 million in legal expenses, partially offset by a decrease of $0.1 million in personnel-related costs, including salaries, benefits, and stock-based compensation and $0.1 million in professional fees.

Interest Income

Interest income was $32,000 and $49,000 for the three months ended March 31, 2025 and 2024, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was $0 and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The January 2024 Series A Warrants and January 2024 Series B Warrants had a fair value of $0.6 million allocated to the January 2023 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of $15 thousand and a loss of $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At March 31, 2025, we had $3.5 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31,
($ in thousands)	2025	2024
Total cash and cash equivalents provided by (used in):
Operating activities	$(1,186)	$(3,120)
Financing activities	2,094	4,531
Net increase (decrease) in cash and cash equivalents	$908	$1,411

Operating Activities

Net cash and cash equivalents used in operating activities was $1.2 million for the three months ended March 31, 2025, primarily comprised of our $1.9 million net loss, partially offset by $0.2 million in share-based compensation, $0.1 million for common shares issued to Fortress and an increase of $0.4 million in operating assets and liabilities.

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

Financing Activities

Net cash and cash equivalents provided by financing activities was $2.1 million for the three months ended March 31, 2025, primarily due to $2.1 million in net proceeds received from the sale of common stock pursuant to the At the Market Offering Agreement.

Net cash and cash equivalents provided by financing activities was $4.5 million for the three months ended March 31, 2024, primarily comprised of $4.5 million in net proceeds from the January 2024 Warrant Inducement.

Contractual Obligations

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

Our subsidiary, Baergic, has entered into two license agreements with: (i) AstraZeneca AB to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound and (ii) Cincinnati Children's Hospital Medical Center to acquire patent and related intellectual property rights pertaining to a program for neurological disorders. Development milestones totaling up to approximately $81.5 million in the aggregate are due upon achievement of such milestones, and commercial and sales-based milestone payments totaling up to approximately $151.0 million may be payable. Royalties are payable on net sales of products covered by the licensed intellectual property in the low to high single digits.

We entered into a license agreement with Revogenex, pursuant to which we received a worldwide exclusive license to make, market and sell IV tramadol. A regulatory milestone of $3.0 million is payable on approval high single-digit to low double-digit royalties are payable on net sales.

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4 million in aggregate. For the three months ended March 31, 2025 and 2024, we have paid $0.2 million and $0.3 million, respectively, towards this aggregate amount. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement through the three months ended March, 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

With respect to the quarter ended March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2024 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2024 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Forward-Looking Statements." You should be aware that these risk factors and other information may not describe every risk our Company faces. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*           Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 15, 2025	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: May 15, 2025	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)