Form 10-Q
period 2025-06-30
AVENUE THERAPEUTICS, INC.
filed 2025-08-14
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(781) 652‑4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class	Trading Symbol(s)
Common Stock	ATXI (OTC Markets Group, Inc.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 12, 2025
Common Stock, $0.0001 par value	3,183,558

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended June 30, 2025

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,326	$2,594
Prepaid expenses and other current assets	35	78
Receivable per license termination and transfer agreement	800	—
Total assets	$4,161	$2,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$952	$654
Accounts payable and accrued expenses - related party	377	146
Warrant liability	—	16
Total current liabilities	1,329	816

Total liabilities	1,329	816

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized
Common shares, 3,183,558 and 2,108,670 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	108,155	105,377
Accumulated deficit	(104,097)	(102,580)
Total stockholders’ equity attributed to the Company	4,058	2,797

Non-controlling interests	(1,226)	(941)
Total stockholders’ equity	2,832	1,856
Total liabilities and stockholders’ equity	$4,161	$2,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Other revenue	$1,404	$—	$1,404	$—

Operating expenses:
Research and development	192	1,361	603	3,752
General and administrative	915	1,462	2,408	2,778
Total operating expenses	1,107	2,823	3,011	6,530
Income (loss) from operations	297	(2,823)	(1,607)	(6,530)

Other income (expense):
Interest income	31	52	62	100
Loss on settlement of common stock warrant liabilities	—	(185)	—	(759)
Change in fair value of warrant liabilities	1	255	16	139
Total other income (expense)	32	122	78	(520)
Net income (loss)	$329	$(2,701)	$(1,529)	$(7,050)

Net loss attributable to non-controlling interests	(6)	(9)	(12)	(18)
Net income (loss) attributable to Avenue	$335	$(2,692)	$(1,517)	$(7,032)

Net income (loss) attributable to common stockholders	$335	$(7,186)	$(1,517)	$(15,842)

Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.11	$(6.43)	$(0.49)	$(18.86)

Weighted average number of common shares outstanding, basic and diluted	3,183,558	1,117,769	3,077,704	839,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended June 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at March 31, 2025	250,000	$—	3,183,603	$—	$107,942	$(104,432)	$(1,178)	$2,332
Share based compensation	—	—	(45)	—	175	—	—	175
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	42	—	(42)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(6)	(6)
Net loss attributable to common stockholders	—	—	—	—	—	335	—	335
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832

Six Months Ended June 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	239	—	360	—	—	360
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	273	—	(273)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(12)	(12)
Net loss attributable to common stockholders	—	—	—	—	—	(1,517)	—	(1,517)
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832

Three months ended June 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at March 31, 2024	250,000	$—	590,188	$—	$98,104	$(95,268)	$(938)	$1,898
Share based compensation	—	—	—	—	192	—	—	192
Common shares issuable - Founders Agreement	—	—	—	—	(8)	—	—	(8)
Issuance of common stock to Fortress	—	—	25,567	—	172	—	—	172
Loss on settlement of common stock warrant liabilities	—	—	—	—	296	—	—	296
Exercise of warrants	—	—	402,768	—	4,448	—	—	4,448
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	84,683	—	295	—	—	295
Warrant inducement offering costs	—	—	—	—	(765)	—	—	(765)
Reverse split (1-for-75)	—	—	86,518	—	—	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	(10)	—	10	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(2,692)	—	(2,692)
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827

Six Months Ended June 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	383	—	—	383
Common shares issuable - Founders Agreement	—	—	—	—	(371)	—	—	(371)
Issuance of common stock to Fortress	—	—	53,586	—	543	—	—	543
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	623,306	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	84,683	—	295	—	—	295
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	(9)	—	9	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(18)	(18)
Net loss attributable to common stockholders	—	—	—	—	—	(7,032)	—	(7,032)
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(1,529)	$(7,050)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	360	383
Loss on settlement of common stock warrant liabilities	—	759
Change in fair value of warrant liabilities	(16)	(139)
Issuance of common stock to Fortress	55	543
Common shares issuable - Founders Agreement	—	(371)
Gain on repurchase of common stock held by AnnJi	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	43	(2)
Accounts payable and accrued expenses	298	427
Accounts payable and accrued expenses - related party	231	77
Receivable per license termination and transfer agreement	(800)	—
Net cash used in operating activities	(1,362)	(5,373)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	2,094	295
Exercise of warrants	—	9,421
Warrant transaction costs	—	(1,207)
Net cash provided by financing activities	2,094	8,509

Net change in cash and cash equivalents	732	3,136
Cash and cash equivalents, beginning of period	2,594	1,783
Cash and cash equivalents, end of period	$3,326	$4,919

Supplemental cash flow information:
Issuance of common shares - Founders Agreement	$55	$543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates include intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain and BAER-101 for the treatment of epilepsy and panic disorders.

Nasdaq Delisting

On  March 17, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that Nasdaq had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on  March 19, 2025. On July 18, 2025, Nasdaq filed a Form 25 with the United States Securities and Exchange Commission (the “SEC”) to remove the Company's common stock from listing and registration. As a result, the common stock of the Company ceased to be registered pursuant to Section 12(b) of the Securities Act and was immediately deemed registered pursuant to Section 12(g) of the Securities Act of 1933, as amended (the “Securities Act”). The Company does not intend to appeal the delisting determination. Since  March 19, 2025, the Company’s common stock has been quoted on the over-the-counter market (OTCID) under the symbol “ATXI”. The delisting may negatively impact the liquidity and market price of the Company's common stock and could make it more difficult for shareholders to dispose of their holdings.

AJ201 Termination

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”), whereby Avenue obtained an exclusive license (the “AnnJi License Agreement”) from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy's Disease). Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received a notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

On April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue will repurchase all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi as consideration for legal expenses, which was accounted for as consideration payable to a customer and reduced the amount of revenue recognized under the agreement.

AnnJi agreed to make payments to Avenue of $1.6 million net of 20% tax withholding, with $0.8 million having been collected in May 2025 and $0.8 million collected in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the quarter ended June 30, 2025. Additionally, Avenue will be eligible to receive from AnnJi:

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

The Company is treating the payments related to future milestones and potential royalties as variable consideration that is constrained until the achievement of the specified milestones. The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as described below, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2025, the Company had an accumulated deficit of $104.1 million. Due to uncertainties regarding future operations of the Company for a potential Phase 3 safety study for IV tramadol, and the expansion of the Company's development portfolio within neuroscience with the consummation of the transaction with Baergic Bio, Inc. (“Baergic”), the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, which were included in the Company’s Annual Report on Form 10-K (the “2024 Form 10-K”) and filed with the SEC on March 31, 2025.

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

Net Loss per Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. In the periods where the Company has generated a net loss, diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	June 30,
	2025	2024
Unvested restricted stock units/awards	532	1,028
Deferred stock units	235,000	—
Warrants	1,476,200	1,476,200
Options	256,474	22,474
Class A Preferred shares(1)	222	222
Total potential dilutive effect	1,968,428	1,499,924

(1) Class A preferred shares are presented on an as-if converted basis.

In connection with the exercise of certain existing warrants in January 2024 and May 2024, the Company recorded deemed dividends of $4.5 million and $8.8 million, respectively, for the modification of certain of its existing warrants and issuance of warrants during the three and six months ended June 30, 2024. For the three months and six months ended June 30, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three and six months ended June 30, 2025 and 2024.

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

Note 3 — Licenses/Supplier Agreements

IV Tramadol License

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of the Founders Agreement. In connection with the terms of the IV Tramadol License Agreement, Fortress purchased an exclusive license to IV tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland, for $2.0 million and paid an additional $1.0 million following the Company’s submission of its NDA for IV Tramadol. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV tramadol from the U.S. Food and Drug Administration (“FDA”) as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended June 30, 2025 and 2024, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded expense related to the MSA of $0.3 million and $0.3 million, respectively.

In February 2015, Fortress entered into a Founders Agreement with the Company, under which the Company agreed to: (i) issue annually to Fortress, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of the Company at the time of issuance (the “Annual Equity Fee”) and (ii) issue shares of the common stock equal to two and one half percent (2.5%) of the gross amount of any equity or debt financing (the “Financing Equity Fee”).

Annual Equity Fee

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 22,476 shares of common stock to Fortress as the Annual Stock Dividend on January 2, 2025 (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of the Company on December 31, 2024. The value of these shares was recorded as common stock issuable to Fortress in the Statement of Stockholders’ Equity at December 31, 2024. The Company recorded an expense of approximately $0.2 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2024.

Financing Equity Fee

For the three months ended June 30, 2025, the Company recorded no Financing Equity Fee. For the six months ended  June 30, 2025, the Company recorded a Financing Equity Fee of $0.1 million and issued 23,474 shares of the Company's common stock to Fortress.

For the three months ended June 30, 2024, the Company recorded a Financing Equity Fee of $0.2 million and issued 20,054 shares of the Company's common stock to Fortress. For the six months ended June 30, 2024, the Company recorded a Financing Equity Fee of $0.2 million and issued 25,567 shares of the Company's common stock to Fortress.

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

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accounts payable	$79	$155
Accrued employee compensation	107	18
Accrued contracted services and other	766	481
Total accounts payable and accrued expenses	$952	$654

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of June 30, 2025, there was no litigation against the Company.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the "Shelf"). The Company filed a replacement shelf registration on Form S-3 on December 4, 2024 (the “Replacement Shelf”), which has not yet become effective under the Securities Act of 1933, as amended (the "Securities Act"). On July 17, 2025, Nasdaq filed a Form 25 with the SEC, and as of this date, the Company is ineligible to use Form S-3 and therefore unable to use the Shelf or the Replacement Shelf.

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company was previously able to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. During the three months ended  March 31, 2025, the Company sold an aggregate of 938,990 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million after deducting underwriting discounts. The Company is no longer able to utilize the ATM Agreement as a result of the suspension of its common stock from trading on Nasdaq. The following describes the Company’s ability to use the ATM Agreement until such suspension. Offers and sales of the shares are made pursuant to the Shelf, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act

Under the ATM Agreement, the ATM Manager may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The ATM Manager will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay the ATM Manager a commission of 3.0% of the gross proceeds from the sales of shares sold through the ATM Manager under the ATM Agreement and has provided the ATM Manager with customary indemnification and contribution rights. The Company also agreed to reimburse the ATM Manager for certain expenses incurred in connection with the ATM Agreement. The Company and the ATM Manager may each terminate the ATM Agreement at any time upon specified prior written notice.

January 2024 Warrant Inducement and Private Placement

On  January 5, 2024, the Company entered into (i) an inducement offer letter agreement (the  “January 2023 Investor Inducement Letter”) with a certain investor (the  “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 of the Company’s common stock originally issued to the  January 2023 Investor on  January 31, 2023 (the  “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the  “November 2023 Investor Inducement Letter Agreement” and, together with the  January 2023 Investor Inducement Letter, the  “January 2024 Warrant Inducement”) with certain investors (the  “November 2023 Investors” and, together with the  January 2023 Investor, the “January 2024 Investors”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of common stock, originally issued to the  November 2023 Investors on  November 2, 2023 (the  “November 2023 Warrants” and, together with the  January 2023 Warrants, the “Existing Warrants”). The  January 2023 Warrants had an exercise price of $116.25 per share, and the  November 2023 Warrants had an exercise price of $22.545 per share.

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

May 2024 Warrant Inducement and Private Placement

On  April 28, 2024, the Company entered into inducement offer letter agreements (the  “May 2024 Warrant Inducement”) with (i) certain investors (the  “October 2022 Investors”) that held certain outstanding warrants to purchase up to an aggregate of 27,271 shares of the Company's common stock originally issued to the October 2022 Investor on October 11, 2022 (the "October 2022 Warrants"); (ii) certain investors (the  “May Inducement  November 2023 Investors”) that hold  November 2023 Warrants to purchase up to an aggregate of 221,333 shares of common stock; and (iii) certain investors (the  “January 2024 Investors” and, collectively with the  October 2022 Investors and  May Inducement  November 2023 Investors, the  “May 2024 Investors”) that hold  January 2024 Warrants to purchase up to an aggregate of 441,076 shares of common stock. We refer to the exercised  January 2024 Warrants collectively with the  October 2022 Warrants and  November 2023 Warrants as the  "May 2024 Exercised Warrants"). The  October 2022 Warrants had an exercise price of $116.25 per share, the  November 2023 Warrants had an exercise price of $22.545 per share, and the  January 2024 Warrants had an exercise price of $22.545 per share. Pursuant to the  May 2024 Warrant Inducement, the  May 2024 Investors agreed to exercise for cash the  May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series C Common Stock Purchase Warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of common stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the  “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the  “May 2024 Warrant Shares”). The  May 2024 Holders also agreed to pay the Company $0.125 per  May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the  May 2024 Warrant Inducement occurred on  May 1, 2024.

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,868 shares at June 30, 2025.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the six months ended  June 30, 2025:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2024	236,028	$3.44
Vested	(284)	85.50
Unvested balance at March 31, 2025	235,744	$3.34
Forfeited	(212)	171.94
Unvested balance at June 30, 2025	235,532	$3.19

At June 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. The expense is recognized over the vesting period of the award.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of June 30, 2025, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	256,474	$9.74	9.6	$—
Outstanding at Balance at June 30, 2025	256,474	$9.74	9.1	$—
Expected to vest	166,125	$7.52	9.1	$—
Exercisable	90,349	$13.81	9.2	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of June 30, 2025, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.3 million with a weighted average remaining vesting period of 1.0 years.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$31	$45	$71	$90
General and administrative	144	147	289	293
Total stock-based compensation expense	$175	$192	$360	$383

Stock Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2025:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2024	1,476,200	$8.64	$—
Outstanding, June 30, 2025	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the common share sales pursuant to the ATM Agreement, the Company made payments totaling approximately $0.2 million to InvaGen during the six months ended  June 30, 2025. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of  June 30, 2025. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

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

Warrant Liability

The Company has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The January 2023 Warrants classified as liabilities were fully exercised in 2024. The Black-Scholes Model is used to value the warrants classified as liabilities and the approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2024	$16
Change in fair value of warrants	(15)
Fair value of warrants outstanding as of March 31, 2025	$1
Change in fair value of warrants	(1)
Fair value of warrants outstanding as of June 30, 2025	$-

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	June 30,	December 31,
	2025	2024
Stock price	$0.20	$2.00
Risk-free interest rate	3.72%	4.27%
Expected dividend yield	—	—
Expected term in years	2.3	2.8
Expected volatility	132%	155%

Note 9 - Subsequent Events

None.

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

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the fact that the OTCID Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a “penny stock” and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	and the risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include an intravenous formulation of tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain, and BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

Our net loss for the six months ended June 30, 2025 and 2024 was approximately $1.5 million and $7.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $104.1 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

Recent Developments

Nasdaq Delisting

On March 17, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified us that the Nasdaq Hearings Panel (the “Panel”) had determined to delist our common stock due to a violation of Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. As a result, trading of our common stock was suspended from Nasdaq at the open of trading on March 19, 2025. On July 18, 2025, we were formally delisted when Nasdaq filed Form 25 with the United States Securities and Exchange Commission (the “SEC”). As a result, the common stock of the Company ceased to be registered pursuant to Section 12(b) of the Securities Act and was immediately be deemed registered pursuant to Section 12(g) of the Securities Act.

Our common stock began trading under its current trading symbol (“ATXI”) on the OTCID within the OTC Markets system effective upon the open of the markets on March 19, 2025. We plan to continue to file our required periodic reports and other filings with the SEC. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market for existing and potential holders of our common stock.

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

On April 24, 2025 (the “AnnJi Termination Effective Date”), we and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement (as well as the Subscription Agreement and the Registration Rights Agreement entered into in connection therewith) was terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings between them and provided mutual releases of claims; (iii) we transferred to AnnJi all of our rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) we agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, we will repurchase, for an aggregate payment of $1.00, all 14,777 shares of our common stock that are held by AnnJi, and we also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

AnnJi agreed to make payments to us of $1.6 million net of 20% tax withholding, with $0.8 million having been collected in May 2025 and $0.8 million collected in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the quarter ended June 30, 2025. Additionally, we will be eligible to receive from AnnJi:

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

We are treating the payments related to future milestones and potential royalties as variable consideration that is constrained until the achievement of the specified milestones. The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that involve a significant level of estimation uncertainty and affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025 (the “2024 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

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

Results of Operations

General

At June 30, 2025, we had an accumulated deficit of $104.1 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2025 and 2024

	For The Three Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Other revenue	$1,404	$—	$1,404	—%

Operating expenses:
Research and development	192	1,361	(1,169)	(86)%
General and administrative	915	1,462	(547)	(37)%
Total operating expenses	1,107	2,823	(1,716)	(61)%
Income (loss) from operations	297	(2,823)	3,120	(111)%

Other income (expense):
Interest income	31	52	(21)	(40)%
Loss on settlement of common stock warrant liabilities	—	(185)	185	(100)%
Change in fair value of warrant liabilities	1	255	(254)	(100)%
Total other income	32	122	(90)	(74)%
Net income (loss)	329	(2,701)	3,030	(112)%

Net loss attributable to non-controlling interests	(6)	(9)	3	(33)%
Net income (loss) attributable to Avenue	$335	$(2,692)	$3,027	(112)%

Net income (loss) attributable to common stockholders	$335	$(7,186)	$7,521	(105)%

Revenue

For the three months ended June 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer. No revenue was recognized for the three months ended June 30, 2024.

Research and Development Expenses

Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations (“CROs”) for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with pre-commercialization validation manufacturing, costs associated with regulatory filings, laboratory costs and other supplies.

For the three months ended June 30, 2025 and 2024, research and development expenses were $0.2 million and $1.4 million, respectively. The decrease of $1.2 million was associated with a $1.1 million decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, and a $0.1 million decrease in personnel-related costs, including salaries, benefits, and stock-based compensation.

We expect our research and development activities to decrease due to no further development obligations for AJ201, however we will continue to develop and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with the following:

●	employee-related expenses;

●	license fees and milestone payments related to in-licensed product and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory interactions, submissions, and approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidate and explore strategic alternatives for our Baergic subsidiary.

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $0.9 million and $1.5 million, respectively. The decrease of $0.6 million is related to a decrease of $0.3 million in legal expenses, a $0.2 million decrease in stock issuance to Fortress, and a $0.1 million decrease in professional fees, partially offset by an increase of $0.1 million in personnel-related costs, including salaries, severance, and benefits.

Interest Income

Interest income was $31,000 and $52,000 for the three months ended June 30, 2025 and 2024, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was nil and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The May 2024 Warrants had a fair value of $0.2 million allocated to the October 2022 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities in the quarter ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $1,000 and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Comparison of the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Other revenue	$1,404	$—	$1,404	—%

Operating expenses:
Research and development	603	3,752	(3,149)	(84)%
General and administrative	2,408	2,778	(370)	(13)%
Total operating expenses	3,011	6,530	(3,519)	(54)%
Income (loss) from operations	(1,607)	(6,530)	4,923	(75)%

Other income (expense):
Interest income	62	100	(38)	(38)%
Loss on settlement of common stock warrant liabilities	—	(759)	759	(100)%
Change in fair value of warrant liabilities	16	139	(123)	(88)%
Total other income (expense)	78	(520)	598	-115%
Net loss	(1,529)	(7,050)	5,521	-78%

Net loss attributable to non-controlling interests	(12)	(18)	6	(33)%
Net loss attributable to Avenue	$(1,517)	$(7,032)	$5,515	(78)%

Net loss attributable to common stockholders	$(1,517)	$(15,842)	$14,325	(90)%

Revenue

For the six months ended June 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer. No revenue was recognized for the six months ended June 30, 2024.

Research and Development Expenses

Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party CROs for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with pre-commercialization validation manufacturing, costs associated with regulatory filings, laboratory costs and other supplies.

For the six months ended June 30, 2025 and 2024, research and development expenses were $0.6 million and $3.8 million, respectively. The decrease of $3.2 million was associated with a $2.9 million decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, a $0.1 million decrease in IV tramadol supply costs, and a $0.1 million decrease in personnel-related costs, including salaries, benefits, and stock-based compensation.

We expect our research and development activities to decrease due to no further development obligations for AJ201, however we will continue to develop and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with the following:

●	employee-related expenses;

●	license fees and milestone payments related to in-licensed product and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory interactions, submissions, and approvals.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidate and explore strategic alternatives for our Baergic subsidiary.

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $2.4 million and $2.8 million, respectively. The decrease of $0.4 million is related to a decrease of $0.3 million in professional fees and a $0.1 million decrease in equity issuance to Fortress.

Interest Income

Interest income was $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was nil and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. The January 2024 Series A Warrants, January 2024 Series B Warrants, and May 2024 Warrants had a fair value of $0.8 million allocated to the liability classified October 2022 Warrants and January 2023 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities for the six month period ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $16,000 and a loss of $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At June 30, 2025, we had $3.3 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Our common stock was suspended from trading on the Nasdaq Capital Market on March 17, 2025 and subsequently has been formally delisted as of July 18, 2025. Since March 18, 2025, our common stock has been quoted on the over-the-counter market (OTCID) under the symbol “ATXI”. The delisting may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30,
($ in thousands)	2025	2024
Total cash and cash equivalents provided by (used in):
Operating activities	$(1,362)	$(5,373)
Financing activities	2,094	8,509
Net increase (decrease) in cash and cash equivalents	$732	$3,136

Operating Activities

Net cash and cash equivalents used in operating activities was $1.4 million for the six months ended June 30, 2025, primarily comprised of our $1.5 million net loss and an increase of $0.8 million in receivables from AnnJi, partially offset by a decrease of $0.5 million in operating assets and liabilities and $0.4 million in share-based compensation.

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

Financing Activities

Net cash and cash equivalents provided by financing activities was $2.1 million for the six months ended June 30, 2025, primarily due to $2.1 million in net proceeds received from the sale of common stock pursuant to the ATM Agreement.

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

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4 million in aggregate. For the six months ended June 30, 2025 and 2024, we have paid $0.2 million and $0.6 million, respectively, towards this aggregate amount. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of June 30, 2025.

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

With respect to the quarter ended June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW SECTION

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2024 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2024 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q, including under “Forward-Looking Statements.” You should be aware that these risk factors and other information may not describe every risk our Company faces. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., as filed on February 20, 2024, filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc. as filed on April 25, 2024, filed as exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.
3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
10.1	AnnJi License Termination and Program Transfer Agreement by and between the Company and AnnJi Pharmaceutical Co., Ltd., dated April 24, 2025, filed as Exhibit 10.1 to Form 8-K filed April 30, 2025 (File No. 001-38114) and incorporated herein by reference.#
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2025. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2025. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2025. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2025. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.
#	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 14, 2025	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: August 14, 2025	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)