Form 10-Q
period 2025-09-30
AVENUE THERAPEUTICS, INC.
filed 2025-11-13
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 12, 2025
Common Stock, $0.0001 par value	3,183,558

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended September 30, 2025

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,709	$2,594
Prepaid expenses and other current assets	16	78
Total assets	$3,725	$2,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$879	$654
Accounts payable and accrued expenses - related party	541	146
Warrant liability	2	16
Total current liabilities	1,422	816

Total liabilities	1,422	816

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized
Common shares, 3,183,558 and 2,108,670 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	108,337	105,377
Accumulated deficit	(104,780)	(102,580)
Total stockholders’ equity attributed to the Company	3,557	2,797

Non-controlling interests	(1,254)	(941)
Total stockholders’ equity	2,303	1,856
Total liabilities and stockholders’ equity	$3,725	$2,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Other revenue	$—	$—	$1,404	$—

Operating expenses:
Research and development	177	2,327	780	6,080
General and administrative	547	829	2,955	3,607
Total operating expenses	724	3,156	3,735	9,687
Loss from operations	(724)	(3,156)	(2,331)	(9,687)

Other income (expense):
Interest income	34	51	96	152
Loss on settlement of common stock warrant liabilities	—	—	—	(759)
Change in fair value of warrant liabilities	(2)	18	14	157
Total other income (expense)	32	69	110	(450)
Net loss	$(692)	$(3,087)	$(2,221)	$(10,137)

Net loss attributable to non-controlling interests	(9)	(11)	(21)	(29)
Net loss attributable to Avenue	$(683)	$(3,076)	$(2,200)	$(10,108)

Net loss attributable to common stockholders	$(683)	$(3,076)	$(2,200)	$(18,918)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.21)	$(1.92)	$(0.71)	$(17.27)

Weighted average number of common shares outstanding, basic and diluted	3,183,558	1,600,189	3,113,464	1,095,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended September 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832
Share based compensation	—	—	—	—	163	—	—	163
Non-controlling interest in subsidiaries	—	—	—	—	19	—	(19)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(683)	—	(683)
Balance at September 30, 2025	250,000	$—	3,183,558	$—	$108,337	$(104,780)	$(1,254)	$2,303

Nine Months Ended September 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	239	—	523	—	—	523
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	292	—	(292)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Net loss attributable to common stockholders	—	—	—	—	—	(2,200)	—	(2,200)
Balance at September 30, 2025	250,000	$—	3,183,558	$—	$108,337	$(104,780)	$(1,254)	$2,303

Three months ended September 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at June 30, 2024	250,000	$—	1,189,724	$—	$102,724	$(97,960)	$(937)	$3,827
Share based compensation	—	—	—	—	331	—	—	331
Common shares issuable - Founders Agreement	—	—	4,023	—	14	—	—	14
Exercise of warrants	—	—	253,500	—	—	—	—	—
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	160,934	—	567	—	—	567
Non-controlling interest in subsidiaries	—	—	—	—	10	—	(10)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(11)	(11)
Net loss attributable to common stockholders	—	—	—	—	—	(3,076)	—	(3,076)
Balance at September 30, 2024	250,000	$—	1,608,181	$—	$103,646	$(101,036)	$(958)	$1,652

Nine Months Ended September 30, 2024

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2023	250,000	$—	341,324	$3	$92,507	$(90,928)	$(928)	$654
Share based compensation	—	—	283	—	714	—	—	714
Common shares issuable - Founders Agreement	—	—	4,023	—	(357)	—	—	(357)
Issuance of common stock to Fortress	—	—	53,586	—	543	—	—	543
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	876,806	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	245,617	—	862	—	—	862
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Non-controlling interest in subsidiaries	—	—	—	—	1	—	(1)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(29)	(29)
Net loss attributable to common stockholders	—	—	—	—	—	(10,108)	—	(10,108)
Balance at September 30, 2024	250,000	$—	1,608,181	$—	$103,646	$(101,036)	$(958)	$1,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(2,221)	$(10,137)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	523	714
Loss on settlement of common stock warrant liabilities	—	759
Change in fair value of warrant liabilities	(14)	(157)
Issuance of common stock to Fortress	55	543
Common shares issuable - Founders Agreement	—	(357)
Gain on repurchase of common stock held by AnnJi	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62	39
Accounts payable and accrued expenses	225	140
Accounts payable and accrued expenses - related party	395	194
Net cash used in operating activities	(979)	(8,262)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	2,094	862
Exercise of warrants	—	9,421
Warrant transaction costs	—	(1,207)
Net cash provided by financing activities	2,094	9,076

Net change in cash and cash equivalents	1,115	814
Cash and cash equivalents, beginning of period	2,594	1,783
Cash and cash equivalents, end of period	$3,709	$2,597

Supplemental cash flow information:
Issuance of common shares - Founders Agreement	$55	$543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidate is intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain and previously, through November 5, 2025, BAER-101 for the treatment of epilepsy and panic disorders.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2025, the Company had an accumulated deficit of $104.8 million. Due to uncertainties regarding future operations of the Company for a potential Phase 3 safety study for IV tramadol, the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The accompanying unaudited interim condensed financial statements include the accounts of the Company's subsidiary, Baergic Bio, Inc. (“Baergic”) which was sold to Axsome Therapeutics, Inc. (“Axsome”) in November 2025. Because the Company owns less than 100% of Baergic, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of its subsidiary.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	September 30,
	2025	2024
Unvested restricted stock units/awards	532	851
Deferred stock units	235,000	235,000
Warrants	1,476,200	1,476,200
Options	256,474	256,474
Class A Preferred shares(1)	222	222
Total potential dilutive effect	1,968,428	1,968,747

(1) Class A preferred shares are presented on an as-if converted basis.

In connection with the exercise of certain existing warrants in January 2024 and May 2024, the Company recorded deemed dividends of $0 and $8.8 million, respectively, for the modification of certain of its existing warrants and issuance of warrants during the three and nine months ended September 30, 2024. For the nine months ended September 30, 2024, net loss attributable to common stockholders consisted of net loss, as adjusted for deemed dividends.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three and nine months ended September 30, 2025 and 2024.

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Form 10-K.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-09 on December 31, 2025.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025 and 2024, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded expense related to the MSA of $0.4 million and $0.4 million, respectively.

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

Financing Equity Fee

For the three months ended September 30, 2025, the Company did not have a Financing Equity Fee. For the nine months ended  September 30, 2025, the Company recorded a Financing Equity Fee of $0.1 million and issued 23,474 shares of the Company's common stock to Fortress.

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

The Avenue-Baergic Founders Agreement and Avenue-Baergic MSA were terminated on November 5, 2025 due to the sale of Baergic, see Note 9 for additional details.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accounts payable	$490	$155
Accrued employee compensation	153	18
Accrued contracted services and other	236	481
Total accounts payable and accrued expenses	$879	$654

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of September 30, 2025, there was no litigation against the Company.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the “Shelf”). The Company filed a replacement shelf registration on Form S-3 on December 4, 2024 (the “Replacement Shelf”), which has not yet become effective under the Securities Act of 1933, as amended (the “Securities Act”). On July 17, 2025, Nasdaq filed a Form 25 with the SEC, and as of this date, the Company is ineligible to use Form S-3 and therefore unable to use the Shelf or have declared effective the Replacement Shelf.

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

May 2024 Warrant Inducement and Private Placement

On  April 28, 2024, the Company entered into inducement offer letter agreements (the  “May 2024 Warrant Inducement”) with (i) certain investors (the  “October 2022 Investors”) that held certain outstanding warrants to purchase up to an aggregate of 27,271 shares of the Company's common stock originally issued to the October 2022 Investor on October 11, 2022 (the “October 2022 Warrants”); (ii) certain investors (the  “May Inducement  November 2023 Investors”) that hold  November 2023 Warrants to purchase up to an aggregate of 221,333 shares of common stock; and (iii) certain investors (the  “January 2024 Investors” and, collectively with the  October 2022 Investors and  May Inducement  November 2023 Investors, the  “May 2024 Investors”) that hold  January 2024 Warrants to purchase up to an aggregate of 441,076 shares of common stock. We refer to the exercised  January 2024 Warrants collectively with the  October 2022 Warrants and  November 2023 Warrants as the  “May 2024 Exercised Warrants”). The  October 2022 Warrants had an exercise price of $116.25 per share, the  November 2023 Warrants had an exercise price of $22.545 per share, and the  January 2024 Warrants had an exercise price of $22.545 per share. Pursuant to the  May 2024 Warrant Inducement, the  May 2024 Investors agreed to exercise for cash the  May 2024 Exercised Warrants at a reduced exercise price of $6.20 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series C Common Stock Purchase Warrants (the “New Series C Warrants”) to purchase up to 689,680 shares of common stock (the “New Series C Warrant Shares”) and (y) new Series D Common Stock Purchase Warrants (the “New Series D Warrants” and, together with the New Series C Warrants, the  “May 2024 Warrants”) to purchase up to 689,680 shares of common stock (the “New Series D Warrant Shares” and, together with the New Series C Warrant Shares, the  “May 2024 Warrant Shares”). The  May 2024 Holders also agreed to pay the Company $0.125 per  May 2024 Warrant Share (the “Additional Warrant Consideration”). The closing of the transactions contemplated pursuant to the  May 2024 Warrant Inducement occurred on  May 1, 2024.

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

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan”). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and, in December 2021, the Company’s stockholders approved an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares. On January 30, 2023, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 70,223 shares. On June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 5,070,223 shares, which extended the term of the 2015 Incentive Plan to June 24, 2034, to increase the limit of the number of shares that may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Incentive Plan authorizes grants to issue up to 5,070,223 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,868 shares at September 30, 2025.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the nine months ended  September 30, 2025:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2024	236,028	$3.44
Vested	(284)	85.50
Unvested balance at March 31, 2025	235,744	$3.34
Forfeited	(212)	171.94
Unvested balance at June 30, 2025	235,532	$3.19
Unvested balance at September 30, 2025	235,532	$3.19

At September 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. The expense is recognized over the vesting period of the award.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of September 30, 2025, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	256,474	$9.74	9.6	$—
Outstanding at September 30, 2025	256,474	$9.74	8.9	$—
Expected to vest	162,624	$5.84	8.9	$—
Exercisable	93,850	$16.48	8.8	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of September 30, 2025, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.2 million with a weighted average remaining vesting period of 0.9 years.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$31	$89	$102	$179
General and administrative	132	242	421	535
Total stock-based compensation expense	$163	$331	$523	$714

Stock Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2025:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2024	1,476,200	$8.64	$—
Outstanding, September 30, 2025	1,476,200	$8.64	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

Under the Share Repurchase Agreement, the Company agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million. In connection with the common share sales pursuant to the ATM Agreement, the Company made payments totaling approximately $0.2 million to InvaGen during the nine months ended  September 30, 2025. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of  September 30, 2025. Payments to InvaGen are recorded in general and administrative expense on the condensed consolidated statements of operations.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2024	$16
Change in fair value of warrants	(15)
Fair value of warrants outstanding as of March 31, 2025	$1
Change in fair value of warrants	(1)
Fair value of warrants outstanding as of June 30, 2025	$-
Change in fair value of warrants	2
Fair value of warrants outstanding as of September 30, 2025	$2

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	September 30,	December 31,
	2025	2024
Stock price	$0.79	$2.00
Risk-free interest rate	3.60%	4.27%
Expected dividend yield	—	—
Expected term in years	2.0	2.8
Expected volatility	160%	155%

Note 9 - Subsequent Events

On November 5, 2025, the Company entered into a stock purchase agreement (the “Baergic Agreement”) with Axsome and the holders of outstanding options, warrants and other similar rights with respect to shares of Baergic. Pursuant to the Baergic Agreement, Axsome: (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration described below (the “Disposition”) and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

Additionally, Avenue and the other former stockholders of Baergic will be eligible to receive from Axsome:

●	payments totaling up to $2.5 million in the aggregate upon the occurrence of certain development and regulatory milestone events for the first indication pertaining to AXS-17 and $1.5 million for each indication thereafter;
●	payments totaling up to $79 million in aggregate upon AXS-17 achieving certain commercial sales milestone events; and
●	a tiered mid-to-high single digit royalty on potential global net sales of AXS-17.

Avenue expects to receive approximately 74% of all future payments and royalties payable under the Baergic Agreement.

Also effective November 5, 2025, the Company’s Chief Executive Officer, the Company’s Interim Chief Financial Officer and Chief Operating Officer, and a Fortress employee were each granted an award of restricted stock in Baergic of 443,578 shares, 266,147 shares, and 77,431 shares respectively. The restricted stock was granted and fully-vested upon closing of the Disposition and upon the vesting, the individuals are entitled to receive a portion of the future payments and royalties that may become payable under the Baergic Agreement.

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

●	our ability to successfully develop, partner, or commercialize any of our current or future product candidates including IV tramadol;

●	the substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;

●	the significant losses we have incurred since inception and our expectation that we will continue to incur losses for the foreseeable future;

●	uncertainty related to the timing and amounts expected to be realized from future milestone, royalty or similar future revenue streams, if at all;

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidate is an intravenous formulation of tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain and previously, through November 5, 2025, BAER-101 for the treatment of epilepsy and panic disorders. We may in the future acquire additional product candidates.

Our net loss for the nine months ended September 30, 2025 and 2024 was approximately $2.2 million and $10.1 million, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $104.8 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

We are currently evaluating the feasibility of the safety study. The initiation of the study is subject to the Company obtaining the necessary financing or partnership.

BAER-101 (novel α2/3–subtype-selective GABA A PAM)

The descriptions below are with respect to the former product candidate BAER-101, which we sold on November 5, 2025, as it existed during the three months ended September 30, 2025. Baergic is a clinical-stage pharmaceutical company founded in December 2019 that focuses on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic was acquired by the Company pursuant to a stock contribution agreement (the “Contribution Agreement”) with Fortress, in order to strategically align with Avenue’s goals of building a rare and neurologic pipeline. Baergic’s pipeline currently consists of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator. BAER-101 (formerly known as AZD7325) was originally developed by AstraZeneca and has an established safety profile in early clinical trials including over 700 patients.

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

In November 2025, we sold Baergic to Axsome whereby pursuant to a stock purchase agreement (“Baergic Agreement”), Axsome: (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

Avenue and the other former stockholders of Baergic will be eligible to receive from Axsome:

●	payments totaling up to $2.5 million in the aggregate upon the occurrence of certain development and regulatory milestone events for the first indication pertaining to AXS-17 and $1.5 million for each indication thereafter;
●	payments totaling up to $79 million in aggregate upon AXS-17 achieving certain commercial sales milestone events; and
●	a tiered mid-to-high single digit royalty on potential global net sales of AXS-17.

Avenue expects to receive approximately 74% of all future payments and royalties payable under the Baergic Agreement.

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

Results of Operations

General

At September 30, 2025, we had an accumulated deficit of $104.8 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2025 and 2024

	For The Three Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	177	2,327	(2,150)	(92)%
General and administrative	547	829	(282)	(34)%
Total operating expenses	724	3,156	(2,432)	(77)%
Loss from operations	(724)	(3,156)	2,432	(77)%

Other income (expense):
Interest income	34	51	(17)	(33)%
Change in fair value of warrant liabilities	(2)	18	(20)	(111)%
Total other income	32	69	(37)	(54)%
Net loss	(692)	(3,087)	2,395	(78)%

Net loss attributable to non-controlling interests	(9)	(11)	2	(18)%
Net loss attributable to common stockholders	$(683)	$(3,076)	$2,393	(78)%

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

For the three months ended September 30, 2025 and 2024, research and development expenses were $0.2 million and $2.3 million, respectively. The decrease of $2.1 million was associated with a $2.1 million decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi.

We expect our research and development activities to decrease due to no further development obligations for AJ201 or BAER-101, however we will continue to develop and attempt to gain regulatory approval for our existing product candidate, reflecting costs associated with the following:

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidate.

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $0.5 million and $0.8 million, respectively. The decrease of $0.3 million is related to a decrease of $0.1 million in legal expenses, a $0.1 million decrease in professional fees, and a $0.1 million decrease in personnel-related costs, including salaries, severance, benefits and stock-based compensation.

Interest Income

Interest income was $34,000 and $51,000 for the three months ended September 30, 2025 and 2024, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a loss of approximately $2,000 and a gain of approximately $18,000 for the three months ended September 30, 2025 and 2024, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement in 2024, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Other revenue	$1,404	$—	$1,404	—%

Operating expenses:
Research and development	780	6,080	(5,300)	(87)%
General and administrative	2,955	3,607	(652)	(18)%
Total operating expenses	3,735	9,687	(5,952)	(61)%
Loss from operations	(2,331)	(9,687)	7,356	(76)%

Other income (expense):
Interest income	96	152	(56)	(37)%
Loss on settlement of common stock warrant liabilities	—	(759)	759	(100)%
Change in fair value of warrant liabilities	14	157	(143)	(91)%
Total other income (expense)	110	(450)	560	-124%
Net loss	(2,221)	(10,137)	7,916	-78%

Net loss attributable to non-controlling interests	(21)	(29)	8	(28)%
Net loss attributable to Avenue	$(2,200)	$(10,108)	$7,908	(78)%

Net loss attributable to common stockholders	$(2,200)	$(18,918)	$16,718	(88)%

Revenue

For the nine months ended September 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer. No revenue was recognized for the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2025 and 2024, research and development expenses were $0.8 million and $6.1 million, respectively. The decrease of $5.3 million was associated with a $5.0 million decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, a $0.1 million decrease in IV tramadol supply costs, and a $0.2 million decrease in personnel-related costs, including salaries, benefits, and stock-based compensation.

We expect our research and development activities to decrease due to no further development obligations for AJ201 or BAER-101, however we will continue to develop and attempt to gain regulatory approval for our existing product candidate, reflecting costs associated with the following:

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

General and Administrative Expenses

General and administrative expenses consist principally of professional fees for legal and consulting services, market research, personnel-related costs, public reporting company related costs and other general operating expenses not otherwise included in research and development expenses. We expect our general and administrative costs to continue as we seek potential regulatory approval and commercialization of our product candidate.

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $3.0 million and $3.6 million, respectively. The decrease of $0.6 million is related to a decrease of $0.3 million in professional fees, a decrease of a $0.2 million in personnel-related costs, including salaries, benefits, and stock-based compensation, and a decrease of $0.1 million in legal expenses.

Interest Income

Interest income was $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Loss on Settlement of Common Stock Warrant Liabilities

The loss on common stock warrant liabilities was nil and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The January 2024 Series A Warrants, January 2024 Series B Warrants, and May 2024 Warrants had a fair value of $0.8 million allocated to the liability classified October 2022 Warrants and January 2023 Warrants at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities for the nine month period ended September 30, 2024.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $14,000 and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the modification of the exercise price as part of a warrant inducement, the exercise of warrants classified as liabilities, and fluctuation in our stock price.

Liquidity and Capital Resources

At September 30, 2025, we had $3.7 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our candidate through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Our common stock was suspended from trading on the Nasdaq Capital Market on March 17, 2025 and subsequently has been formally delisted as of July 18, 2025. Since March 18, 2025, our common stock has been quoted on the over-the-counter market (OTCID) under the symbol “ATXI”. The delisting may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Total cash and cash equivalents provided by (used in):
Operating activities	$(979)	$(8,262)
Financing activities	2,094	9,076
Net increase (decrease) in cash and cash equivalents	$1,115	$814

Operating Activities

Net cash and cash equivalents used in operating activities was $1.0 million for the nine months ended September 30, 2025, primarily comprised of our $2.2 million net loss, partially offset by a decrease of $0.7 million in operating assets and liabilities and $0.5 million in share-based compensation.

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

Financing Activities

Net cash and cash equivalents provided by financing activities was $2.1 million for the nine months ended September 30, 2025, primarily due to $2.1 million in net proceeds received from the sale of common stock pursuant to the ATM Agreement.

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

Our subsidiary through November 5, 2025, Baergic, entered into two license agreements with: (i) AstraZeneca AB to acquire an exclusive license to patent and related intellectual property rights pertaining to their proprietary compound and (ii) Cincinnati Children's Hospital Medical Center to acquire patent and related intellectual property rights pertaining to a program for neurological disorders. Development milestones totaling up to approximately $81.5 million in the aggregate are due upon achievement of such milestones, and commercial and sales-based milestone payments totaling up to approximately $151.0 million may be payable. Royalties are payable on net sales of products covered by the licensed intellectual property in the low to high single digits. On November 5, 2025, we sold Baergic to Axsome under the Baergic Agreement.

We entered into a license agreement with Revogenex, pursuant to which we received a worldwide exclusive license to make, market and sell IV tramadol. A regulatory milestone of $3.0 million is payable on approval high single-digit to low double-digit royalties are payable on net sales.

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4 million in aggregate. For the nine months ended September 30, 2025 and 2024, we have paid $0.2 million and $0.7 million, respectively, towards this aggregate amount. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of September 30, 2025.

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

With respect to the quarter ended September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2025. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2025. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2025. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2025. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. *

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

Avenue Therapeutics, Inc.
(Registrant)

Date: November 13, 2025	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: November 13, 2025	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)