Form 10-K
period 2025-12-31
AVENUE THERAPEUTICS, INC.
filed 2026-03-30
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $571,897.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 25, 2026
Common Stock, $0.0001 par value	3,294,635

AVENUE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of current or historical fact contained in this report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “project,” “will,” “would,” and similar expressions are generally intended to identify forward-looking statements. These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	the termination of our license agreement for AJ201 with AnnJi Pharmaceutical Co., Ltd. (“AnnJi”), and disposal of our equity interest in Baergic Bio, Inc. (“Baergic”) and rights to BAER‑101;
●	the uncertainty related to the timing and amounts expected to be realized from future milestone and royalty payments, if at all;
●

the fact that we currently have no drug products for sale and that our success is dependent on our current or future product candidates receiving regulatory approval and being successfully commercialized;

●

the possibility that serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, such that we would need to abandon or limit development of some of our product candidates;

●	our ability to successfully develop, partner, or commercialize any of our current or future product candidates including IV tramadol and ATX-04;

●	the substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;

●	the significant losses we have incurred since inception and our expectation that we will continue to incur losses for the foreseeable future;

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

●

the possibility that we may not receive regulatory approval for any or all of our current or future product candidates, or that such approval may be significantly delayed due to scientific or regulatory reasons;

●	the fact that even if one or more of our current or future product candidates receives regulatory approval, they will remain subject to substantial regulatory scrutiny;

●	the effects of current and future laws and regulations relating to fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations;

●

the effects of competition for our current or future product candidates and the potential for new products to emerge that provide different or better therapeutic alternatives for our targeted indications;

●	the possibility that the government or third-party payors fail to provide adequate coverage and payment rates for our current or future product candidates;

●	our ability to establish sales and marketing capabilities or to enter into agreements with third parties to market and sell our current or future product candidates;

●	our exposure to potential product liability claims;

●	the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;

●

our ability to maintain compliance with the obligations under our intellectual property licenses and funding arrangements with third parties, without which licenses and arrangements we could lose rights that are important to our business;

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the delisting of our common stock from the Nasdaq Capital Market and the fact that the OTC Pink Open Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a "penny stock" and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	the risks described under the section titled “Risk Factors” in this Annual Report and in other filings we make with the Securities and Exchange Commission.

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

Risks Pertaining to Our Business and Influence

●	We have terminated our license agreement for AJ201 with AnnJi and disposed of our equity interest in Baergic and rights to BAER‑101, resulting in the loss of two of our primary product candidates.

●

We currently have no drug products for sale, but we are developing the following drug product candidates: IV tramadol and ATX-04. We are dependent on the success of our product candidates and cannot guarantee that our product candidates will receive regulatory approval or be successfully commercialized.

●

If serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, we may need to abandon or limit the development of our product candidates.

●	There is no assurance that we will be able to successfully develop IV tramadol or ATX-04.

●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Pertaining to Our Finances

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future, and may never achieve or maintain profitability.

●

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may have to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

●	Risks related to our stock being traded on the OTC Pink Open Market, including that the OTC Pink Open Market is a thinly traded market lacking in liquidity and that our stock may be subject to price volatility.

●	Our common stock may be considered a “penny stock” and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares.

Risks Pertaining to Reliance on Third Parties

●

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

●

We rely on third parties to manufacture our product candidates and will rely on third parties to manufacture any current or future products for which we receive regulatory approval and their failure to produce them in the volumes that we require on a timely basis, to produce our products according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, create delays in the commercialization of our product candidates, if approved, the loss of potential revenues or an inability to meet market demand.

●	We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities.

Risks Pertaining to Regulatory Approval Process

●	We may not receive regulatory approval for our current or future product candidates, or our approval may be significantly delayed due to scientific or regulatory reasons.

●	Even if one or more of our current or future product candidates receives regulatory approval, which may not occur, it will remain subject to substantial regulatory scrutiny.

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

●	Changes in U.S. government policy, regulation, enforcement priorities, and funding decisions could adversely affect our business, financial condition and results of operations.

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

PART I

Item 1.          Business

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our current product candidates are ATX-04, a selective β2-adrenergic agonist for Pompe disease, intravenous tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain and previously, through November 5, 2025, BAER-101 for the treatment of epilepsy and panic disorders.

In February 2026, we announced the entry into an exclusive license agreement with Duke University for patents and know-how relating to clenbuterol (referred to as ATX-04), a selective β2-adrenergic agonist, for the treatment of lysosomal storage diseases with a focus on Pompe disease.

In November 2022, we completed a Stock Contribution Agreement, dated May 11, 2022 (the “Contribution Agreement”) with Fortress Biotech, Inc (“Fortress”) to acquire the shares in Baergic Bio, Inc. (“Baergic”), which was developing BAER-101, a novel α2/3–subtype-selective gamma-aminobutyric acid ("GABA") A positive allosteric modulator (“PAM”). As a result, Baergic was a majority-controlled and owned subsidiary company of Avenue. On November 5, 2025, we announced we had entered into an agreement for Baergic to be acquired by Axsome Therapeutics, Inc. (“Axsome”) including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator (PAM). BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. As described in further detail below, we and the other former stockholders of Baergic will be eligible to receive from Axsome certain additional payments and royalties based on development, regulatory, and commercial milestones and net sales. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.

We have been developing IV tramadol since inception of the Company and prior to our initial public offering in 2017.

As used throughout this filing, the words “we”, “us” and “our” may refer to Avenue individually or, until November 5, 2025, together with our former subsidiary, Baergic, each as dictated by context.

We are a majority-controlled subsidiary of Fortress.

Recent Developments

ATX-04 License

On February 18, 2026, Avenue entered into a license agreement with Duke University (“Duke”), pursuant to which Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol for the treatment of lysosomal storage diseases. Under the ATX-04 License, Avenue made an upfront payment and reimbursed certain patent expenses to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04. Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy (“ERT”).

AJ201 Termination

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), pursuant to which Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”, also known as Kennedy's Disease). Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

On April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue repurchased all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

Also, under the Termination and Transfer Agreement, AnnJi paid $1.6 million net of withholding to Avenue, and will further be eligible to receive from AnnJi:

●	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
●	payments totaling up to $17 million in the aggregate upon AJ201 achieving certain commercial sales milestone events;
●	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
●

in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanisms in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

Product Candidates Under Development

ATX-04 (selective β2-adrenergic agonist)

As described above, Avenue entered into the ATX-04 License for patents and know-how related to a selective β2-adrenergic agonist (clenbuterol). The initial focus will be on utilizing ATX-04 for the treatment of Pompe disease as an adjunct to ERT with the potential to expand into other related indications.

ATX-04 was studied in a 52-week Phase I/II clinical study conducted at Duke University in patients with Pompe disease on baseline ERT and demonstrated that ATX-04 treatment was associated with meaningful improvements across multiple clinically and biologically relevant domains. Treatment with ATX-04 resulted in improvements in six-minute walk distance, reflecting enhanced functional capacity, as well as increased respiratory muscle strength, including maximal inspiratory pressure. ATX-04 was also associated with reductions in muscle glycogen burden assessed by biopsy, increased GAA activity with improved intracellular trafficking, and broad normalization of disease-relevant gene expression. The therapy was generally well tolerated with chronic, titrated dosing.

Based on this data, Avenue is currently preparing a pre-IND meeting to align with the FDA regarding a pivotal study design for Pompe disease and, subsequent to that meeting, will seek to raise the necessary capital to fund the pivotal study and initiate the trial.

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

In January 2024, we announced that we reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint. The final non-inferiority study is designed to assess the risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study would randomize approximately 300 post-bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. This study design was used in the first of two Phase 3 trials. In a Phase 3 safety study, patients would have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint would be a composite of elements indicative of respiratory depression.

We are currently evaluating the feasibility of the safety study. The initiation of the study is subject to the Company obtaining the necessary financing or partnership.

BAER-101 (novel α2/3–subtype-selective GABA A PAM)

The descriptions below are with respect to our former product candidate BAER-101, which we sold on November 5, 2025. Baergic was a clinical-stage pharmaceutical company founded in December 2019 that focused on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic’s pipeline consisted of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator.

In November 2025, we sold Baergic to Axsome pursuant to a stock purchase agreement (the “Baergic Agreement”), pursuant to which Axsome: (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

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

Avenue is eligible to receive approximately 74% of all future payments and royalties payable under the Baergic Agreement.

Our Strategy

Our primary objective is to establish our product candidates as an invaluable part of a treating physician’s repertoire of available pharmaceutical options for the treatment of patients with neurologic diseases. Key elements of our strategy include:

●

Obtain FDA approval of IV tramadol for the management of postoperative acute pain. In January 2024, we announced that we reached final agreement with the FDA on a Phase 3 safety study protocol and statistical analysis approach. The study would assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine with IV hydromorphone for rescue of breakthrough pain in approximately 300 post-bunionectomy patients. IV tramadol previously demonstrated safety and efficacy in the bunionectomy model in a Phase 3 efficacy trial. We are currently evaluating the feasibility of the safety study. The initiation of the study is subject to the Company obtaining the necessary financing or partnership.

●

Advance the clinical development of ATX-04 for Pompe disease as an adjunct therapy to ERT. In February 2026, we entered into a license agreement to certain patents and know-how pertaining to ATX-04 for the treatment of lysosomal storage disease. We intend to meet with the FDA in the near future to discuss and align on a potential single pivotal trial that could ultimately lead to the approval of ATX-04.

●

Maintain, expand, protect and/or monetize our intellectual property portfolio. We intend to expand and protect our intellectual property in product candidates designed to treat neurologic diseases and also continue to evaluate potential product candidates for license or other acquisition. In addition, we continue to evaluate potential opportunities for our product candidates.

ATX-04 for the Treatment of Pompe disease

Summary

ATX-04 is an investigational, orally administered, small molecule therapy that we are developing for the treatment of Pompe disease, as an adjunct therapy to ERT. ATX-04 is a β2-adrenergic agonist (clenbuterol) that is approved for use in certain countries outside of the U.S., including in Europe and Japan, for the treatment of respiratory and urological diseases.

A 52 week Phase I/II clinical study was conducted at Duke University in patients with Pompe disease on baseline ERT, led by Principal Investigator Dwight D. Koeberl, M.D., Ph.D., and demonstrated that ATX-04 was associated with meaningful improvements across multiple clinically and biologically relevant domains. Treatment with ATX-04 resulted in improvements in six-minute walk distance, reflecting enhanced functional capacity, as well as increased respiratory muscle strength, including maximal inspiratory pressure. ATX-04 was also associated with reductions in muscle glycogen burden assessed by biopsy, increased GAA activity with improved intracellular trafficking, and broad normalization of disease-relevant gene expression. The therapy was generally well tolerated with chronic, titrated dosing. Collectively, these findings support ATX-04’s possible use as a mechanistic potentiator of ERT.

Market Opportunity

Pompe disease is a rare, inherited lysosomal storage disorder caused by deficiency of the enzyme acid α-glucosidase (“GAA”), resulting in glycogen accumulation in muscle tissue and progressive skeletal and respiratory muscle weakness. The disease presents across a wide clinical spectrum, from severe infantile-onset to a late onset form marked by progressive muscle weakness and respiratory failure, and remains associated with significant morbidity despite available enzyme replacement therapies (ERT).

Pompe disease has an estimated prevalence of approximately 1 in 20,000 to 1 in 30,000 individuals and we estimate that there are approximately 25,000 to 35,000 patients across the United States and Europe. Pompe disease is believed to be underdiagnosed, particularly in its late-onset form.

Clinical Development Strategy

We plan to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data from other jurisdictions, with an initial focus on treating Pompe disease as an adjunct to ERT with the potential to expand into other related indications. We are currently preparing a pre-IND meeting with the FDA regarding a pivotal study design for Pompe disease and would seek to raise the necessary capital and initiate the trial after aligning with the FDA on the study design.

Tramadol and The U.S. Postoperative Pain Market

Postoperative Pain Market

We are currently focused on developing IV tramadol for the management of postoperative acute pain. Even though the postoperative pain market is entrenched with low cost, generic pain relievers, we believe that there remains a significant unmet medical need for safer and better-tolerated analgesics.

The major goal in the management of postoperative pain is minimizing the dose of medications to lessen side effects while still providing adequate pain relief. Understanding the range of available interventions and considering the type of surgery is essential in order to provide safe and effective pain management. The general consensus among pain management practitioners is that use of more than one modality (i.e., molecules with different mechanisms or with different routes of administration) is optimal for successful postoperative pain management. The most commonly prescribed agents in the immediate postoperative pain market are typically acetaminophen, nonsteroidal anti-inflammatory drugs ("NSAID"), and opioid analgesics. Acetaminophen and NSAIDs are not sufficiently effective as the sole agent for pain management after major surgery in most patients. However, when used in conjunction with opioids, acetaminophen and NSAIDs offer substantial benefits as the quality of analgesia is often improved or enhanced due to their differentiated mechanism of action.

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

We believe that IV tramadol, if approved, will compete with a number of opioid and non-opioid drugs that are currently available for the management of acute pain or in development. The most commonly used opioids in the postoperative and acute pain settings are morphine, hydromorphone and fentanyl. In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. The non-opioid drugs used in this setting include Combogesic (combination IV acetaminophen and ibuprofen), Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam) and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine liposome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant).

In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as LTG-001 (Latigo Biotherapeutics), LY4515100 (Eli Lilly), Halneuron Nav1.7 (Dogwood Therapeutics), and CA-008 (Concentric Analgesics).

We believe that ATX-04, if approved, will be used in combination with existing approved ERTs including Myozyme/Lumizyme (Sanofi) and Nexviazyme (Sanofi). In addition, ATX-04 may compete with an approved combination therapy of Pombiliti/Opfolda (Amicus) which consists of an ERT and an oral stabilizer.

In addition to approved products for Pompe disease, there are a number of investigational therapies in clinical development for the treatment of Pompe disease, which are primarily muscle and liver-targeted adeno-associated viral vector gene therapy approaches. Future clinical stage competitors may include modalities such as mRNA therapies, substrate reduction therapies, and gene editing approaches. We are not aware of any approved therapies designed to increase cellular uptake of ERTs in muscle tissue.

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

IV Tramadol

Pursuant to the Tramadol License Agreement described above, we have exclusive, worldwide commercialization rights to all Revogenex patents, including patent applications, divisionals, continuations, and continuations-in-part, that are directed to IV tramadol (with the exception of Canada, Central America, or South America with respect to 50 mg and 100 mg IV tramadol HCl injections). Currently, this includes U.S. Patent No. 8,895,622 (“the ‘622 patent”), U.S. Patent No. 9,561,195 (“the ‘195 patent”), U.S. Patent 9,566,253 (“the ‘253 patent”), U.S. Patent No. 9,962,343 (“the ’343 patent”), U.S. Patent No. 10,406,122 (“the ’122 patent”), U.S. Patent No. 9,693,949 (“the ’949 patent”), U.S. Patent 9,968,551 (“the ’551 patent”), U.S. Patent No. 9,980,900 (“the ‘900 patent”), U.S. Patent No. 10,022,321 (“the ’321 patent”), U.S. Patent No. 10,537,521 (“the ’521 patent”), U.S. Patent No. 10,624,842 (“the ’842 patent”), U.S. Patent No. 10,751,279 (the ‘279 patent), U.S. Patent No. 10,729,644 (the ‘644 patent), U.S. Patent No. 10,646,433 (“the ‘433 patent”), U.S. Patent No. 10,617,635 (“the ‘635 patent”), U.S. Patent No. 10,729,645 (”the ‘645 patent”), U.S. Patent No. 10,751,277 (“the ‘277 patent”) and U.S. Patent No. 10,751,278 (“the ‘278 patent”), and any related patent applications or future patents, including divisionals, continuations, and continuations-in-part.

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

ATX-04

Pursuant to the ATX-04 License Agreement described above, we obtained exclusive, worldwide rights to U.S. Patent No. 8,679,478 (“the ‘478 patent”) title “Methods of Lysosomal Storage Disease Therapy” and rights to a U.S. provisional application.

The ‘478 patent (issued in March 2014) generally covers methods for improving the treatment of lysosomal storage diseases through the administration of a lysosomal enzyme therapy in combination with a second therapeutic agent, including β-adrenergic agonists such as clenbuterol, that increases the expression or availability of cell-surface receptors involved in lysosomal enzyme uptake.

The ‘478 patent is expected to expire in 2031, not including any potential patent term extension. The pending provisional patent application, if issued, would be expected to expire in 2046.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938 (the “FDCA”), to provide market exclusivity for certain of our product candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits and the holder of the first approval of a designated orphan product from the FDA will be granted a seven-year period of marketing exclusivity for such FDA approved orphan product.

Supply and Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop or own manufacturing operations in the foreseeable future. We currently utilize third-party contract development and manufacturing organizations (“CDMOs”) for all required raw materials, drug substance, drug product and packaging for our product candidates

Currently, we have one CDMO, Polpharma, who subcontracts several activities to another manufacturer, to provide us clinical and commercial supply of IV tramadol in accordance with current Good Manufacturing Practice ("CGMP") requirements. We also may plan to qualify a backup manufacturer. We will be obligated to purchase a minimum amount of final packaged drug product from our current manufacturer over the course of five years commencing upon the approval of our NDA for IV tramadol. We will pay a fixed per dose unit fee to our current manufacturer in addition to a low single digit royalty on net sales revenue for a certain period of time and a milestone payment amount of $2.0 million upon FDA approval of IV tramadol.

We are currently in the process of establishing the supply and manufacturing sources for ATX-04 and expect to engage a CDMO to provide us clinical and potential commercial supply of ATX-04 in accordance with CGMP requirements.

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

Any possible product candidates must be approved by the FDA through one of FDA’s available drug approval processes before they may be legally marketed in the United States – (1) an NDA submitted under section 505(b)(1) of the FDCA; (2) an abbreviated new drug application (“ANDA”) under section 505(j); or (3) a new drug application submitted under section 505(b)(2) of the FDCA (505(b)(2) application). We have already submitted our first 505(b)(2) application and intend to utilize the 505(b)(2) regulatory approval pathway for any additional product candidates. Development and approval of drugs generally involves the following:

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

Under the PDUFA as amended in 2017, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s current fee schedule for fiscal year (FY) 2026, effective through September 30, 2026, the user fee for an application requiring clinical data, such as an NDA, is $4,682,003. Clinical data, as interpreted by the FDA to assess fees under PDUFA, include (1) study reports or literature reports of what are explicitly or implicitly represented by the applicant to be adequate and well-controlled trials for safety or effectiveness or (2) reports of comparative activity (other than bioequivalence and bioavailability studies), immunogenicity, or efficacy, where those reports are necessary to support a claim of comparable clinical effect. The term does not include bioequivalence and bioavailability studies submitted in support of an NDA. PDUFA also imposes an annual Prescription Drug Program Fee ($442,213 per approved prescription drug product for FY 2026) for establishments named as the applicant in a human drug application. An establishment is not to be assessed more than five (5) prescription drug program fees in a given fiscal year. Fee waivers or reductions are available in certain circumstances, including waiver of the application fee for the first application filed by a small business.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation ("ODD") to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the U.S., ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.  In addition, if a product that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. In February 2026, Congress passed legislation codifying the FDA’s longstanding regulatory interpretation that orphan drug exclusivity applies only to the specific approved use or indication of a drug or biological product, rather than to all uses within a designated rare disease or condition. If we pursue marketing approval for an indication broader than the ODD we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union ("EU") has similar, but not identical, requirements and benefits.

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

Employees

As of December 31, 2025, we had 1 full-time employee. None of our employees is represented by a labor union and we consider our employee relations to be good. We have also retained a number of expert advisors and consultants who help navigate us through different aspects of our business.

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

Risks Pertaining to Our Business and Industry

We have terminated our license agreement for AJ201 with AnnJi and disposed of our equity interest in Baergic and rights to BAER‑101, resulting in the loss of two of our primary product candidates. As a result, our product pipeline is limited and our prospects depend heavily on our ability to identify and develop new product candidates, and on the success of third parties over whom we have no control.

As a result of the Termination and Transfer Agreement with AnnJi and the disposition of Baergic, we have lost ownership and control of AJ201 and BAER‑101 (AXS‑17), which together had constituted two of our primary product candidates. Accordingly, our potential future economics from AJ201 and AXS‑17 now consist solely of contingent milestone and royalty payments that depend on the efforts and decisions of AnnJi and Axsome. As a result, there is significant uncertainty as to the timing and amounts to be realized from these future milestone and royalty revenue streams, if at all. These counterparties may delay, reduce the scope of, reprioritize or discontinue development or commercialization of AJ201 or AXS‑17 for reasons within or outside their control, may not achieve the applicable development, regulatory or commercial milestones, or may not generate significant sales. If these milestones are not achieved, if sales of AJ201 or AXS‑17 are lower than expected, if the applicable agreements are amended, terminated or disputed, or if our counterparties otherwise fail to perform their obligations, we may never realize any significant value from these arrangements.

Further, our remaining portfolio of product candidates is limited to two product candidates. Unless and until we are able to successfully identify, evaluate, in‑license or acquire, and subsequently fund, develop and commercialize additional product candidates, our ability to generate revenue from internally controlled programs will be severely constrained, and our business, financial condition and prospects will be materially and adversely affected. We may not be able to identify suitable acquisition or in‑licensing opportunities on acceptable terms, or at all, and even if we do, such product candidates may fail in preclinical or clinical development, experience delays, or not achieve regulatory approval or commercial success. Our limited current pipeline may also make it more difficult to attract collaboration partners, qualified personnel, and additional capital. If we are unable to build a viable pipeline of product candidates in a timely manner, our business and prospects will be materially and adversely affected.

We may need to pursue one or more strategic alternatives, which could include additional asset dispositions, mergers, business combinations, reverse mergers, joint ventures, recapitalizations, or other transactions, as well as the wind‑down or liquidation of the Company. There can be no assurance that any such strategic transaction will be identified, pursued or consummated on favorable terms, or at all, or that any such transaction will enhance stockholder value. If we are unable to successfully execute our business development strategy or complete a strategic transaction, we may be required to significantly curtail, suspend or cease operations, which would have a material adverse effect on our Company.

We currently have no drug products for sale, but we are developing two drug product candidates, ATX-04 and IV tramadol. We are dependent on the success of our current or future product candidates and cannot guarantee that these product candidates will receive regulatory approval or be successfully commercialized.

We do not currently have any drug products approved for commercial sale. Accordingly, our business success depends on our ability to obtain regulatory approval for, and to successfully commercialize, market and sell our current or future product candidates, and any significant delays in obtaining approval to commercialize, market and sell our current or future product candidates will have a substantial adverse impact on our business and financial condition.

Following execution of the Termination and Transfer Agreement with AnnJi, the disposition of Baergic and the ATX-04 License with Duke, the only product candidates that we are actively developing are ATX-04 and IV tramadol. Although we may be eligible to receive future milestone payments and royalties from third parties in respect of AJ201 and AXS‑17, we have no control over the development or commercialization of those product candidates. As a result, our business, financial condition and prospects currently depend primarily on the successful development, regulatory approval and commercialization of ATX-04 and IV tramadol, or the identification, acquisition and subsequent development and commercialization of additional product candidates.

The development of ATX-04 and IV tramadol is subject to the risks inherent in the development of pharmaceutical products, including unfavorable clinical results, delays in or failure to obtain regulatory approval, changes in the regulatory environment, safety or tolerability concerns, manufacturing or supply issues, competition, and challenges in obtaining adequate reimbursement and market acceptance. If ATX-04 and IV tramadol encounter significant delays, adverse clinical or regulatory outcomes, or fail to obtain or maintain regulatory approval, or if, after approval, they fail to achieve sufficient market acceptance or generate lower than anticipated revenues, we may not have any other internally controlled product candidates to offset the resulting adverse impact on our business. In that event, our ability to continue operations, fund our activities, and realize value for our stockholders would be materially and adversely affected, and we may be forced to scale back or cease development activities, seek to in‑license or acquire additional product candidates, pursue strategic alternatives, or ultimately wind down or liquidate our business.

If the applications for any of our current or future product candidates are approved, our ability to generate revenues from such product candidates will depend on our ability to:

●	establish and maintain agreements with our contract manufacturers, wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

●

obtain sufficient quantities of our current or future product candidates from qualified third-party manufacturers that manufacture in accordance with CGMP requirements, as required to meet commercial demand at launch and thereafter;

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

●	obtain and maintain government and private payer reimbursement for our approved products; and

●	obtain, maintain, defend and enforce patent protection and regulatory exclusivity for our current and future product candidates.

We may not receive regulatory approval for our current or future product candidates, or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.

Our current product candidates, and other future product candidates and the activities associated with their development and with their commercialization, if approved, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to premarket approval and comprehensive regulation by the FDA, DEA, and other regulatory agencies in the United States and potentially foreign governmental authorities. Failure to obtain marketing approval for our current or future product candidates will prevent us from commercializing such product candidates. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical and clinical studies and filing and supporting the applications necessary to gain marketing approvals and expect to continue to rely on third party contract research organizations as well as consultants and vendors to assist us in the process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

Our current and future product candidates must meet FDA’s standards for safety and efficacy, but may be determined not to be effective, to be only moderately effective, to not be safe for use in its intended population, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any of our current or future product candidates, the commercial prospects for such product candidates may be harmed and our ability to generate revenue will be materially impaired, thereby negatively impacting our business, financial condition, and results of operations.

In addition, even if we were to obtain approval, the approval of the indication for any of our current or future product candidates by such regulatory authorities may, among other things, be more limited than we request. Such regulatory authorities may not approve the price we intend to charge for our product, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. These regulatory authorities may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Our third-party suppliers may be subject to inspections by the FDA that identifies deficiencies in their manufacturing facilities and concludes they are not operating in compliance with CGMP requirements, which in turn, may force us to identify, qualify, and rely upon additional suppliers. Any of these scenarios could compromise the commercial prospects for our current or future product candidates.

If serious adverse or unacceptable side effects are identified during the development of our current or future product candidates, we may need to abandon or limit our development of some of our current or future product candidates.

If our current or future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to cause undesirable side effects that prevented further development of the compound. In the event that our preclinical or clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be delayed, suspended, or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our current or future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by our current or future product candidates could also result in the inclusion of serious risk information in our product labeling, application of burdensome post-market requirements, or the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn, prevent us from commercializing and generating revenues from the sale of our current or future product candidates. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

Any of these events could prevent us from achieving or maintaining marketing approval and market acceptance of our current or future product candidates or could substantially increase our development and commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

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

We may incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance the development of our current or future product candidates or be beneficial to our business, including our efficiency or profitability. For example, any AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

We have a limited operating history. We have focused primarily on in-licensing and developing IV tramadol, AJ201 until April 2025, and until November 2025, BAER-101, with the goal of supporting regulatory approval. We have incurred losses since our inception in February 2015.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●

any of our current or future product candidates are approved for commercial sale, due to the necessity in establishing adequate commercial infrastructure to launch such candidate or candidates without substantial delays, including hiring sales and marketing personnel, and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

●	we are required by the FDA, and/or other foreign regulatory authorities, to perform studies in addition to those currently expected;

●	there are any delays in completing our clinical trials or the development of any of our current or future product candidates;

●	we execute other collaborative, licensing, or similar arrangements and the timing of payments we may make or receive under these arrangements;

●	there are variations in the level of expenses related to our future development programs;

●	there are any product liability or intellectual property infringement lawsuits in which we may become involved; and

●	there are any regulatory developments affecting our current or future product candidates or the product candidates of our competitors.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue.

Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for our current or future product candidates that we may license or acquire;

●	manufacture commercial quantities of our current or future product candidates or other product candidates, if approved, at acceptable cost levels; and

●	develop a commercial organization and the supporting infrastructure required to successfully market and sell our current or future product candidates, if approved.

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

Our operating history makes it difficult to evaluate our business and prospects.

We were incorporated on February 9, 2015, and we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to expand our capabilities to support development and commercial activities. We may not be successful in adding such capabilities.

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

Our audited consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2025, we had cash and cash equivalents of $2.9 million and an accumulated deficit of $105.5 million. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to successfully identify, evaluate, in-license or acquire, and subsequently develop and commercialize additional product candidates and obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings, or other arrangements, including the sale or out-licensing of one or more of our product candidates. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities after the closing of this offering to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not generated any product related revenues to date. To obtain revenues from sales of our current or future product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may have to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to advance the clinical development and potential regulatory approval of our current or future product candidates and launch and commercialize any additional product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. Even after the completion of future offerings, we may require additional capital for the further development and potential commercialization of our current or future product candidates, as well as to fund our other operating expenses and capital expenditures, and cannot provide any assurance that we will be able to raise funds to complete the development of our products.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our current or future product candidates. We may also seek collaborators for our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition, and prospects.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for our current or future product candidates, and any costs associated with such delays;

●	the costs of establishing a commercial organization to sell, market, and distribute our current or future product candidates, if approved;

●

the rate of progress and costs of our efforts to prepare for the submission of an NDA for any current or future product candidates that we may in-license or acquire, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●

the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our current or future product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

●	the cost and timing of securing sufficient supplies of our current or future product candidates from our contract manufacturers in preparation for commercialization;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing, co-promotion, or other arrangements that we may establish;

●

if one or more of our current or future product candidates are approved, the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of one or more of our current or future product candidates; and

●	the success of the commercialization of one or more of our current or future product candidates, if approved.

In order to carry out our business plan and implement our strategy, we may need to obtain additional financing and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our current or future product candidates or marketing territories.

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

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or current or future product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market any potential product candidates that we would otherwise prefer to develop and market ourselves.

The delisting of our common stock from the Nasdaq Capital Market may continue to adversely affect the liquidity and trading price of our common stock and our ability to raise additional capital.

On March 17, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified us that it had determined to delist our common stock and that trading of our securities would be suspended at the open of trading on March 19, 2025. On July 18, 2025, Nasdaq filed a Form 25 with the United States Securities and Exchange Commission (the “SEC”) to remove our common stock from listing and registration. As a result, our common stock ceased to be registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is now deemed registered pursuant to Section 12(g) of the Exchange Act.

The delisting of our common stock from the Nasdaq Capital Market has adversely affected, and may continue to adversely affect, the liquidity and market price of our common stock. Delisting may also impair the ability of our stockholders to sell or purchase shares of our common stock at the time and price they desire, reduce the number of investors willing or able to hold or acquire our common stock, and limit our ability to use our equity securities as consideration in strategic transactions. The delisting may also make it more difficult and more expensive for us to raise additional capital through public or private offerings of our securities. We may be required to structure any such financings on terms that are less favorable to us and more dilutive to our existing stockholders than if our common stock were still listed on a national securities exchange. If we are unable to raise capital when needed on acceptable terms, or at all, our business, financial condition and prospects could be materially and adversely affected.

The OTC Pink Open Market is a thinly traded market lacking in liquidity, which could make it difficult for our stockholders to sell their shares of common stock and/or for us to raise additional funding.

Since March 17, 2025, our common stock has been listed on the OTC Pink Open Market, an over-the-counter market, under the symbol “ATXI.” The OTC Pink Open Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to regain satisfaction of the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some of the factors which may delay or prevent the re-listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the relevant exchanges and markets to have our common stock listed. Should we fail to satisfy the listing standards of a national exchange, or our common stock is otherwise rejected for listing, and remains listed on the OTC Pink Open Market or is suspended from the OTC Pink Open Market, the trading price of our common stock could suffer and be subject to increased volatility and the trading market for our common stock may be less liquid, making it difficult or impossible to sell shares of our common stock.

There is only a limited, illiquid public trading market for our common stock. There can be no assurance that a liquid market for our common stock will continue. Therefore, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our common stock. Moreover, holders of our common stock may not find purchasers for their shares should they decide to sell the common stock held by them at any particular time, if ever. Our common stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our common stock, possibly for a prolonged period of time.

Prior to Avenue's delisting from the Nasdaq Capital Market, our common stock had never traded on the OTC Pink Open Market. We may have more difficulty raising additional funding with our stock listed on the OTC Pink Open Market than we would if our stock were still listed and trading on the Nasdaq Capital Market.

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

Risks Pertaining to Reliance on Third Parties

If any of our current or future product candidates are approved and our contract manufacturers fail to produce the products in the volumes that we require on a timely basis, to produce the products according to the applicable quality standards and requirements, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of that product candidate, if approved, lose potential revenues, or be unable to meet market demand.

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

In order to meet anticipated demand for IV tramadol, if this product candidate is approved, we currently have one manufacturer to provide us clinical and commercial supply of IV tramadol in accordance with the CGMP requirements. We also may plan to qualify a backup manufacturer, in order to ensure an alternative source and to mitigate any potential supply issues. Failure to secure such sources could have a material adverse effect on our ability to pursue our product candidates.

All of our contract manufacturers must comply with strictly enforced federal, state and, where applicable, foreign regulations, including CGMP requirements enforced by the FDA through its inspectional authority over facilities under the Federal Food Drug and Cosmetics Act (the "FDCA"), as well as requirements for controlled substance handling and security requirements enforced by DEA, and while we exercise oversight of our suppliers, we have limited direct control over their compliance with these regulations, as reflected in day-to-day operations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our current or future product candidates, if approved. Any quality or compliance issue, manufacturing defect, or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, and potential for product liability claims.

If the commercial manufacturers upon whom we rely to manufacture our current or future product candidates fail to deliver sufficient commercial quantities on a timely basis, at commercially reasonable prices, we would likely be unable to meet demand for any current or future product candidates for which we obtain regulatory approval, and we would lose potential revenues, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We have relied on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for IV tramadol, and any other future product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators, to conduct preclinical studies and clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our current or future product candidates and will not be able to, or may be delayed in our efforts to, potentially successfully commercialize our current or future product candidates, if approved.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for potential commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our current or future product candidates or products for which we obtain regulatory approval or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not own any manufacturing facilities or employ any manufacturing personnel. We rely, and expect to continue to rely, on third-party manufacturers to manufacture our current and future product candidates for preclinical and clinical testing, as well as for commercial manufacture, once any of our current or future product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our current or future product candidates or products for which we obtain regulatory approval or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or potential commercialization efforts.

We may be unable to establish any agreements with such third-party manufacturers or do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:

●	reliance on the third party for regulatory compliance and quality assurance;

●	raw material or active ingredient shortages from suppliers the third party has qualified for our current or future product candidates for development and for commercialization, if approved;

●	the possible breach of the manufacturing agreement by the third party;

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

The facilities used by our contract manufacturers to manufacture our current or future product candidates are subject to registration requirements, and inspection by the FDA. A pre-approval inspection may be conducted after the submission of an application to the FDA. Although we will have oversight over our suppliers and manufacturers, we do not directly control the manufacturing operations and processes at these facilities, and therefore, rely on our contract manufacturers to ensure full compliance with CGMP regulations with respect to the day-to-day operations related to the manufacture of our current or future product candidates. Third-party manufacturers may, following an inspection, be subject to a Form FDA-483 or similar inspectional findings, or a Warning or Untitled Letter, or may not otherwise be able to comply with the CGMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable regulations directly impacts our compliance and could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our current or future product candidates or potential commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities.

As part of our strategy to mitigate development risk, we seek to develop product candidates with a validated mechanism of action, and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate, unreliable, or unacceptable to regulatory authorities. Further, such clinical data and results may be based on products or product candidates that are significantly different from our current or future product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable, not acceptable by regulatory authorities, or not applicable to our current or future product candidates, we could make inaccurate assumptions and conclusions about such product candidates and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

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

For any of our current or future product candidates classified as controlled substances, we and our suppliers, manufacturers, contractors, customers, and distributors are required to obtain and maintain applicable registrations from state, federal, and foreign law enforcement and regulatory agencies and comply with state, federal, and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation, and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our current or future product candidates and the ability to produce and distribute our products for which we obtain regulatory approval in the volume needed to both meet commercial demand and build inventory to mitigate possible supply disruptions.

Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment, and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our current or future product candidates, if approved, containing controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of any of our current or future product candidates, if approved, that are classified as controlled substances, which would have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our securities to decline.

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

We are currently evaluating the feasibility of the Phase 3 safety study. The initiation of the study is subject to the Company obtaining the necessary financing or partnership. If the FDA does not approve, or significantly delays the approval of, IV tramadol, or if we are unable to obtain the necessary financing, it could cause a material adverse effect on our business, financial condition, and results of operations.

Even if one or more of our current or future product candidates receives regulatory approval, which may not occur, it will remain subject to substantial regulatory scrutiny.

Our current product candidate and any other product candidates we may license or acquire will also be subject to ongoing regulatory and compliance requirements, including regular inspections by the FDA and other regulatory authorities, following any such approval. These requirements relate to, among others, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, ongoing CGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping of the drug.

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

The FDA’s policies, as well as policies of the DEA, which has jurisdiction over controlled substances and opioids, including IV tramadol, may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. We do not know what impact any changes made by the U.S. government will have on our business. Such actions may impact the development and commercialization of drug products and could materially harm our business and financial condition.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product candidate cannot be marketed in the United States or many other countries until we have completed a rigorous and extensive regulatory review processes, including obtaining the approval of a brand name. Any brand names we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (the “USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand name, we may be required to adopt an alternative brand name for our product candidate. If we have to adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner, or at all, which would limit our ability to potentially commercialize our product candidate, if approved.

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

Any regulatory approval is limited to the specific labeled indication(s) for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our current or future product candidates, our potential ability to effectively market and sell such product candidates may be reduced and our business may be adversely affected.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our current and future product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our current or future product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our current or future product candidates will receive the requisite approvals for commercialization in a timely manner, or at all.

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

Moreover, even if our current or future product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Changes in U.S. government policy, regulation, enforcement priorities, and funding decisions could adversely affect our business, financial condition and results of operations.

There may be significant shifts in policies that directly impact the life sciences industry, including policies relating to FDA regulation and enforcement, drug approval and review processes, reimbursement and pricing (including Medicare, Medicaid and other government programs), healthcare reform, intellectual property protection, trade and tariffs, and federal research and public health funding. The administration’s approach, together with actions by Congress and federal agencies such as the FDA, the USPTO, Centers for Medicare & Medicaid Services, HHS, National Institutes of Health and the Centers for Disease Control and Prevention, is inherently uncertain and may materially differ from historical norms or from our current expectations.

Potential changes may include, among others: (i) modifications to standards, procedures or timelines for the review, clearance, approval or post‑market oversight of drugs; (ii) changes to policies on real‑world evidence, accelerated approval, emergency use authorizations, and clinical trial requirements; (iii) reforms or restrictions affecting drug pricing, reimbursement levels, coverage decisions and formulary placement for products paid for by federal healthcare programs; (iv) increased or decreased enforcement of laws and regulations relating to manufacturing, promotion, fraud abuse, data integrity, privacy and cybersecurity; (v) changes in federal funding priorities for biomedical research and public health programs that may impact key customers, collaborators and research partners; and (vi) trade, tariff and supply‑chain measures that could affect our access to critical materials, components, contract manufacturers, or international markets.

Any such actions, or uncertainty regarding potential actions, could increase development, regulatory, compliance, and commercialization costs; delay, limit or prevent the development, approval, launch or commercial success of future product candidates or marketed products; affect pricing, reimbursement and market access; disrupt our supply chain; alter the behavior and financial condition of our customers, clinical sites, collaborators and payors; and contribute to volatility in capital markets that could affect our ability to raise additional financing on acceptable terms or at all. Because we cannot predict the timing, scope, direction, or ultimate impact of policy or regulatory changes, we may not be able to anticipate or fully mitigate their effects. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

Any products for which we receive approval may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize any current or future product candidate that receives marketing authorization will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, may result in more rigorous coverage criteria and in additional downward pressure on the price that that can be charged for drug products. In addition, on May 12, 2025, the U.S. President issued an executive order implementing the concept of most-favored nation pricing. Under this order, the U.S. Department of Health and Human Services (“HHS”), in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

As an alternative to the Affordable Care Act, the U.S. President recently announced the Great Healthcare Plan. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal, state and foreign healthcare reform measures will be adopted in the future.

The implementation of any of the cost containment measures or other healthcare reforms discussed above may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process, as well as staffing cuts effected at the FDA in early 2025, may significantly delay or prevent marketing approval, and the industry could become subject to more stringent product labeling and post-marketing testing and other requirements, any of which could have a material adverse impact on the development and commercialization of drug products.

Over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process any regulatory submissions we submit in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our current or future product candidates, if approved, from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including specialty and other large pharmaceutical companies, and OTC companies and generic manufacturers. There can be no assurance that developments by others will not render our current or future product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render one or more of our current or future product candidates obsolete or noncompetitive.

IV tramadol will compete with well-established products with similar indications. Competing products available for the management of pain include other approved opioid agonists such as morphine, hydromorphone, and fentanyl, and the recently approved sodium channel blocker Journavx (suzetrigine). In 2020, the FDA also approved OLINVYK (oliceridine), an intravenous opioid agonist for the management of moderate to severe acute pain in adults, where the pain is severe enough to require an intravenous opioid and for whom alternative treatments are inadequate. Non-opioid products include Journavx, Combogesic (combination IV acetaminophen and ibuprofen), Ofirmev (IV acetaminophen) and IV formulations of NSAIDs such as Dyloject (diclofenac), Toradol (ketorolac), Anjeso (meloxicam), and Caldolor (ibuprofen). In addition, we also expect to compete with agents such as Exparel (bupivacaine liposome injectable suspension), Zynrelef (bupivacaine and meloxicam) and Xaracoll (bupivacaine implant). In addition to approved products, there are a number of product candidates in development for the management of acute pain. In addition to reformulations and fixed-dose combination products of already available therapies, there are also several novel agents in clinical development such as LTG-001 (Latigo Biotherapeutics), LY4515100 (Eli Lilly), Halneuron Nav1.7 (Dogwood Therapeutics),  and CA-008 (Concentric Analgesics).

The potential commercial opportunity for our current or future product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;

●	development resources, including personnel and technology;

●	clinical trial experience;

●	regulatory experience;

●	expertise in prosecution of intellectual property rights; and

●	manufacturing, distribution, and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or potentially commercialize our current or future product candidates. Our competitors may also develop drugs that are more effective, safe, useful, and less costly than ours and may be more successful than us in manufacturing and marketing their products. If we are unable to compete effectively, our business, our business prospects, results of operations, financial condition, or cash flows may be materially adversely affected.

We face substantial competition from other pharmaceutical and biotechnology companies, many of which have significantly greater resources than we do.

The development and commercialization of drugs is highly competitive. We face, and will continue to face, competition from large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, and academic and research institutions for our current and future product candidates. Many of these competitors have significantly greater financial, technical, regulatory, manufacturing, marketing, and human resources than we do, and may be better positioned to discover, develop, obtain regulatory approval for, and market competing products. Competitors may also obtain FDA or other regulatory approval for their products more rapidly than we obtain approval for our current or future product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, we compete with these organizations for enrollment in clinical trials, as well as for qualified personnel and third‑party collaboration or licensing opportunities.

If the government or third-party payors fail to provide adequate coverage and payment rates for our current or future product candidates, if approved, or if hospitals choose to use therapies that are less expensive, our potential revenue and prospects for profitability will be limited.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs, and may be incorporated into existing payments for other services. In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of coverage and reimbursement from third party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our current or future product candidates. Accordingly, our current or future product candidates, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers, and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by implementation of recently promulgated regulations that permit importation of drugs from countries where they may be sold at lower prices than in the United States. Our future product might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

If none of our current or future product candidates, if approved, achieves broad market acceptance, the potential revenues that we generate from sales will be limited.

The commercial success of our current or future product candidates or any or all of them, if approved, will depend upon its acceptance by the medical community, the ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for the drug by third party payors, including government payors. The degree of market acceptance of our current or future product candidates or any other product candidate we may license or acquire would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;

●	the safety and use of our current or future product candidates in its intended patient population;

●	the timing of market introduction of our current or future product candidates as well as competitive products;

●	the clinical indications for which the drug is approved;

●	acceptance by physicians, major operators of hospitals and clinics, and patients of the drug as a safe and effective treatment;

●	the safety of our current or future product candidates seen in a broader patient group (i.e., real world use);

●	the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;

●	the availability of adequate reimbursement and pricing by third party payors and government authorities;

●	the relative convenience and ease of administration of our current or future product candidates for clinical practices;

●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;

●	the approval, availability, market acceptance, and reimbursement for a companion diagnostic, if any;

●	the prevalence and severity of adverse side effects;

●	the effectiveness of our sales and marketing efforts;

●

changes in the standard of care for the targeted indications for our current or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and

●	potential advantages over, and availability of, alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is not perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and potentially sell our product candidate and any other product candidates we may license or acquire in the hospital marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto hospital formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many hospitals are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to potentially attract customers in the hospital marketplace will also depend on our ability to effectively potentially promote our current or future product candidates, if approved, to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our current or future product candidates. If any of our current or future product candidates are approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not potentially generate sufficient revenue from this product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our current or future product candidates may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our current or future product candidates, if approved, we may not be successful in commercializing such product candidates if and when they are approved.

We currently do not have a marketing or sales organization for the marketing and sales of pharmaceutical products since we currently have no drug products for sale. In order to potentially commercialize any product candidate that receives marketing approval, we would need to build our marketing, sales, managerial, and other non-technical capabilities, or enter into agreements with third party contract organizations to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of our current or future product candidates, if approved, we may license or acquire, we might have to build a targeted specialist sales force to market or co-promote the product. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market, and distribute any current or future product candidates for which we receive marketing approval. There are risks involved with partnering with third party sales forces, including ensuring adequate training on the product, regulatory, and compliance requirements associated with promotion of the product.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our current or future product candidates and may have to limit their commercialization, if approved.

The use of our product candidates and any other product candidates we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate or product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	decreased demand for any product candidates or products that we may develop;

●	initiation of investigations by regulators;

●	impairment of our business reputation;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	loss of revenues;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize our current or future product candidates, if approved.

We have limited product liability insurance coverage for our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to potentially expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our current or future product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse events. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition, and results of operations.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States with respect to our current or future product candidates and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current or future product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our product candidate or any other product candidate we may license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance, and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our current or future product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability, and commercial value of our or any of our licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences, and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first place for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents (if any) or in those licensed from third parties.

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

Our ability to develop, manufacture, market, and potentially sell our current or future product candidates depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the general fields of pain treatment and neurologic disorder treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming, and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our current or future product candidates may infringe upon. There could also be existing patents of which we are not aware that one of our current or future product candidates may inadvertently infringe.

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

We are currently party to a license agreement under which we acquired rights to develop and market IV tramadol. The license agreement for IV tramadol will terminate on a product-by-product and country-by-country basis upon the expiration of the last licensed patent right, unless the agreement is earlier terminated. In addition to standard early termination provisions, the license agreement pertaining to IV tramadol, included provisions allowing early termination by: (i) Revogenex Ireland Ltd. (“Revogenex”) if the FDA did not issue an approval or otherwise issues a “not approvable” notice for the NDA within 15 months after the NDA was filed with the FDA, although this termination right will be tolled if we are using commercially reasonable efforts in our negotiations with the FDA for approval and if we receive a “not approvable” notice, we will have a 15 month period to correct any issues and re-submit the NDA for approval, (ii) us if we reasonably determine prior to NDA approval that the development of IV tramadol is not economically viable, or (iii) either Revogenex or us (provided we are using or have used commercially reasonable efforts to commercialize IV tramadol) if, after the third anniversary date of the commercial launch, we fail to achieve annual net sales with respect to IV tramadol of at least $20 million in any given calendar year, with certain exceptions.

We are also party to a license agreement under which we acquired rights to patents and know-how to develop ATX-04. The license agreement includes customary development and commercialization diligence obligations for the Company, as well as customary termination provisions, including for uncured material breach, certain insolvency-related events and specified patent challenges, and otherwise continues on a product-by-product and country-by-country basis for so long as royalties are payable.

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

In addition to seeking patent protection for our current or future product candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, our licensors, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

General Risk Factors

Our results of operations and liquidity needs could be materially negatively affected by unfavorable global economic, political and market conditions, including geopolitical conflicts, trade restrictions, tariffs, economic downturn and other macroeconomic factors.

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

Our business is subject to risks associated with adverse worldwide economic and political conditions, including geopolitical conflicts, terrorism, trade disputes, tariffs, sanctions, export controls, pandemics and other public health crises, inflationary pressures, increased interest rates, disruptions in global supply chains, and volatility in the capital markets. Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. The U.S. has imposed higher tariffs and sanctions on goods imported from Canada and China, and may be imposed on goods imported from other countries, which could increase the cost of goods needed to commercialize our products and continue development of our current or future product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. Any of these factors could delay or disrupt our clinical trials, increase our costs (including for raw materials, manufacturing, logistics, and insurance), impair our relationships with contract research organizations or contract manufacturers, or adversely affect the availability or cost of capital on which we depend to fund our operations. As a result, our business, operations, and financial condition could be materially harmed.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. It is critical that we maintain such confidential information in a manner that preserves its confidentiality, availability and integrity. Furthermore, we have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk.

Despite the implementation of security measures, our information technology and other internal infrastructure systems, including corporate firewalls, servers, third-party software, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware and other malicious code, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

Any system failure, accident, or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our current or future product candidates may be delayed. We may not be able to anticipate all types of security threats, and we may not be able to implement effective preventive measures against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

Any security breach or other event leading to the loss or damage to, or unauthorized access, use, alteration, disclosure, or dissemination of, personal information, including personal information regarding clinical trial subjects, contractors, directors, or employees, our intellectual property, proprietary business information, or other confidential or proprietary information, could directly harm our reputation, enable competitors to compete with us more effectively, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Each of the foregoing could result in significant legal and financial exposure and reputational damage that could adversely affect our business. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach.

The costs related to significant security breaches or disruptions could be material, and our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Any default or breach by Fortress under any current or future credit agreement or arrangements may have an adverse effect on our business. Fortress has pledged, as collateral to certain of its creditors, equity in the Company. If Fortress were to default on its obligations to any such creditor, that creditor, whose interests may not align with those of our other stakeholders, could acquire a controlling interest in the Company. In addition, Fortress’ current credit agreement with Oaktree Capital, as amended on December 12, 2025 (as further amended from time to time, the “Oaktree Credit Agreement”) contains certain affirmative and negative covenants and events of default that apply in different instances to Fortress itself, its private subsidiaries, its public subsidiaries, or combinations of the foregoing. Although we are not a party to the Oaktree Credit Agreement, because Fortress controls our stockholder vote, Fortress may not permit us to effect certain actions which we feel would be in the Company’s best interests, but which Fortress cannot allow so as to remain in compliance with the Oaktree Credit Agreement.

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

Our management team is responsible for assessing and managing the material risks from cybersecurity threats and our Interim Chief Financial Officer leads these efforts on behalf of the management team. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our Interim Chief Financial Officer ("CFO") is well-informed on emerging cybersecurity risks and solutions used to mitigate and remediate loss due to cybersecurity incidents and is responsible for our internal cybersecurity programs and oversight of third-party cybersecurity vendors who monitor and execute on the prevention, detection, and mitigation of cybersecurity threats and incidents. Our CFO, as well as our management team, are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee and overall board of directors on any appropriate items.

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

Holders of Record

As of March 25, 2026, there were approximately 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include are ATX-04, a selective β2-adrenergic agonist for Pompe disease, and intravenous tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain. We may in the future acquire additional product candidates.

Our net loss for the years ended December 31, 2025 and 2024 was approximately $2.9 million and $11.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $105.5 million. Substantially all our net losses resulted from costs incurred for licenses acquired, research and development, and general and administrative purposes.

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

We are a majority-controlled subsidiary of Fortress. For related party transactions, see Note 4 to our consolidated financial statements included herein.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

ATX-04

In February 2026, Avenue entered into a license agreement with Duke University (“Duke”), pursuant to which Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol (“ATX-04”) for the treatment of lysosomal storage diseases.

Under the ATX-04 License, Avenue made an upfront payment and reimbursed certain patent expenses to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04.

ATX-04 was studied in a 52-week Phase I/II clinical study conducted at Duke University in patients with Pompe disease on baseline ERT and demonstrated that ATX-04 treatment was associated with meaningful improvements across multiple clinically and biologically relevant domains. Treatment with ATX-04 resulted in improvements in six-minute walk distance, reflecting enhanced functional capacity, as well as increased respiratory muscle strength, including maximal inspiratory pressure. ATX-04 was also associated with reductions in muscle glycogen burden assessed by biopsy, increased GAA activity with improved intracellular trafficking, and broad normalization of disease-relevant gene expression. The therapy was generally well tolerated with chronic, titrated dosing.

Based on this data, Avenue is currently preparing a pre-IND meeting to align with the FDA regarding a pivotal study design for Pompe disease, and subsequent to that meeting, will seek to raise the necessary capital to fund the pivotal study and initiate the trial.

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

Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidate, we paid an initial cash license fee of $3.0 million. The Company issued shares of its common stock equivalent to $1.2 million and was obligated to make additional payments over the course of the AnnJi License Agreement including reimbursement payments of up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial.

On April 24, 2025 (the “AnnJi Termination Effective Date”), we and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement (as well as the Subscription Agreement and the Registration Rights Agreement entered into in connection therewith) was terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings between them and provided mutual releases of claims; (iii) we transferred to AnnJi all of our rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) we agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, we repurchased, for an aggregate payment of $1.00, all 14,777 shares of our common stock held by AnnJi, and we also made a payment of $0.2 million to AnnJi as consideration for legal expenses.

Also under the Termination and Transfer Agreement, AnnJi agreed to make payments to us of $1.6 million net of 20% tax withholding, with $0.8 million having been collected in May 2025 and $0.8 million collected in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the quarter ended June 30, 2025. Additionally, Avenue will further be eligible to receive from AnnJi:

●	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
●	payments totaling up to $17 million in the aggregate upon AJ201 achieving certain commercial sales milestone events;
●	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
●

in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanisms in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

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

In January 2024, we announced that we reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint. The final non-inferiority study is designed to assess the risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study would randomize approximately 300 post bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. This study design was used in the first of two Phase 3 trials. In a Phase 3 safety study patients would have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of respiratory depression.

We are currently evaluating the feasibility of the safety study. The initiation of the study is subject to the Company obtaining the necessary financing or partnership.

BAER-101

The descriptions below are with respect to the former product candidate, BAER-101, which we sold on November 5, 2025. Baergic was a clinical-stage pharmaceutical company founded in December 2019 that focused on the development of pharmaceutical products for the treatment of neurologic disorders. Baergic’s pipeline consisted of a single compound, BAER-101, a novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”).

In November 2025, we sold Baergic to Axsome Therapeutics, Inc. (“Axsome”) pursuant to a stock purchase agreement (the “Baergic Agreement”) under which Axsome: (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

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

Avenue is eligible to receive approximately 74% of all future payments and royalties payable under the Baergic Agreement.

Other Recent Developments

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

Nasdaq Delisting

On March 17, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock due to a violation of Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. As a result, trading of the Company’s common stock was suspended from Nasdaq at the open of trading on March 19, 2025. On July 18, 2025, we were formally delisted when Nasdaq filed Form 25 with the United States Securities and Exchange Commission (the “SEC”). As a result, the common stock of the Company ceased to be registered pursuant to Section 12(b) of the Securities Act and was immediately deemed registered pursuant to Section 12(g) of the Securities Act.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Adopted Accounting Standards

See Note 2 to our consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of financial statements in our Annual Report on Form 10-K, have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	For The Years Ended
	December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Other revenue	$1,404	$—	$1,404	100%

Operating expenses:
Research and development	$1,037	$6,645	$(5,608)	-84%
General and administrative	3,653	4,638	(985)	-21%
Gain on sale of Baergic	(203)	—	(203)	100%
Total operating expenses	4,487	11,283	(6,796)	-60%
Loss from operations	(3,083)	(11,283)	8,200	-73%

Interest income	(121)	(176)	55	-31%
Loss on common stock warrant liabilities	—	759	(759)	-100%
Change in fair value of warrant liabilities	(15)	(170)	155	-91%
Net loss	$(2,947)	$(11,696)	$8,749	-75%

Net loss attributable to non-controlling interests	(38)	(44)	6	-14%
Net loss attributable to common stockholders	$(2,909)	$(11,652)	$8,743	-75%

Revenue

For the year ended December 31, 2025, revenue was $1.4 million, comprised of payments received from AnnJi related to the termination of the license agreement for AJ201.  There was no comparable revenue recorded in 2024.

Research and Development Expenses

For the years ended December 31, 2025 and 2024, research and development expenses were $1.0 million and $6.6 million, respectively. The $5.6 million decrease primarily reflects a decrease of $5.2 million in pre-clinical and clinical development costs for AJ201, prior to its return to AnnJi, $0.2 million decrease in non-cash stock compensation costs, $0.1 million decrease in personnel costs, and $0.1 million decrease in manufacturing expenses.

We expect our research and development activities to remain flat or increase as we continue to advance our portfolio, reflecting costs associated with the following:

●	employee-related expenses;

●	license fees and milestone payments related to in-licensed products and technologies;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

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

For the years ended December 31, 2025 and 2024, general and administrative expenses were $3.7 million and $4.6 million, respectively. The $0.9 million decrease primarily reflects a decrease of $0.5 million in professional fees and $0.4 million in non-cash stock compensation costs.

Gain on Sale of Baergic

During the year ended 2025, a gain of $0.2 million was recognized on the sale of Baergic to Axsome in November 2025.

Interest Income

Interest income was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Loss on common stock warrant liabilities

The loss on common stock warrant liabilities was $0 and $0.8 million for the year ended December 31, 2025 and 2024, respectively. In 2024, the Series A common stock warrants, Series B common stock warrants, Series C common stock warrants and Series D common stock warrants had a fair value of $0.8 million allocated to the liability classified warrants to purchase shares of our common stock originally issued in October 2022 and January 2023 at the time of issuance as a cost of inducement, which was recorded as a loss on settlement of common stock warrant liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrants was estimated using the Black-Scholes Model. (see Note 8 to our consolidated financial statements included herein).

Liquidity and Capital Resources

At December 31, 2025, we had $2.9 million in cash and cash equivalents as compared to $2.6 million at December 31, 2024. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will increase compared to our most recent fiscal year as we advance our candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Our common stock was suspended from trading on the Nasdaq Capital Market on March 17, 2025 and subsequently has been formally delisted as of July 18, 2025. Since March 18, 2025, our common stock has been quoted on the over-the-counter market (OTCID) under the symbol “ATXI”. The delisting may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Years Ended December 31, 2025 and 2024

	For The Years Ended
	December 31,
($ in thousands)	2025	2024
Total cash and cash equivalents (used in)/provided by:
Operating activities	$(1,833)	$(9,026)
Financing activities	2,094	9,837
Net increase in cash and cash equivalents	$261	$811

Operating Activities

Net cash and cash equivalents used in operating activities was approximately $1.8 million for the year ended December 31, 2025, primarily comprised of our $2.9 million net loss partially offset by $0.7 million in share-based compensation, an increase of $0.1 million in operating assets and liabilities, and $0.1 million for common shares issued or issuable to Fortress.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $2.1 million, primarily due to $2.1 million in net proceeds from the sale of common stock issued pursuant to the ATM Agreement.

Net cash provided by financing activities for the year ended December 31, 2024 was $9.8 million, primarily due to $8.2 million in net proceeds from the inducement offer letter agreements we entered into in January 2024 and April 2024 and $1.6 million in net proceeds received from the sale of common stock pursuant to the ATM Agreement.

Sources of Liquidity

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

Approximately $4.3 million of the New Jan 2024 Warrants fair value was allocated to the November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because we had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations (See Note 2 to our consolidated financial statements included herein).

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

The October 2022 Warrants, which were liability classified, were revalued on May 1, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the  consolidated statements of operations (see Note 8). The issuance of the May 2024 Warrants was considered as part of the cost of the inducement and the May 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the October 2022 Warrants, November 2023 Warrants and January 2024 Warrants on a weighted basis. The approximately $0.2 million of the May 2024 Warrants fair value was allocated to the October 2022 warrants and recorded as a loss on common stock warrant liabilities in the consolidated statements of operations with a corresponding offset to additional paid-in-capital. Approximately $4.5 million of the May 2024 Warrant fair value was allocated to the November 2023 Warrants and January 2024 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the exercise date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the consolidated statements of operations (see Note 2 to our consolidated financial statements included herein).

We received net proceeds of approximately $3.7 million from the exercise of the May 2024 Exercised Warrants by the May 2024 Holders and the payment of the Additional Warrant Consideration, after deducting placement agent fees and other expenses payable by us.

We filed a registration statement on Form S-3 (File No. 333-279125) with the SEC providing for the resale of the May 2024 New Warrant Shares (the “May 2024 Resale Registration Statement”) on May 6, 2024, which was declared effective on May 10, 2024. Due to our delisting from Nasdaq, we are no longer eligible to use shelf registration statement on Form S-3.

ATM Facility

On May 10, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on December 7, 2021 and declared effective by the SEC on December 10, 2021, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The replacement registration statement was later withdrawn. As a result of the limitations of General Instruction I.B.6 of Form S-3, we may sell up to a maximum of $3,850,000 of our shares pursuant to the ATM Agreement. On December 15, 2025, we filed a Post-Effective Amendment No. 1 for Form S-3 on Form S-1 (File No. 333-279125), which Post-Effective Amendment was declared effective on December 16, 2025.

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

For the year ended December 31, 2025, we sold an aggregate of 938,990 shares of our common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million, after deducting underwriting discounts. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on Nasdaq.

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

We entered into a license agreement with Revogenex, pursuant to which we received a worldwide exclusive license to make, market and sell IV tramadol. A regulatory milestone of $3.0 million is payable on approval and high single-digit to low double-digit royalties are payable on future net sales.

We entered into a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4.0 million in aggregate. For the years ended December 31, 2025 and 2024, we have paid $0.2 million and $0.7 million, respectively, towards this aggregate amount. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of December 31, 2025.

We entered into a license agreement with Duke University (the “ATX-04 License Agreement”), whereby the Company obtained from Duke an exclusive, worldwide license to certain patents and know-how for the development and commercialization of products, including ATX-04 (clenbuterol), for the treatment of lysosomal storage diseases. Under the ATX-04 License Agreement, the Company made an upfront payment, reimbursed certain patent expenses to Duke, and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, the Company is obligated to pay a tiered low single-digit royalty on future net sales of licensed products.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.             Financial Statements and Supplementary Data.

The information required by this Item is set forth in our consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2025, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.            Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors, including their ages as of March 31, 2026:

Name	Age	Position	Director Since
Jay Kranzler, M.D., PhD	68	Chairman of the Board of Directors	2017
Faith Charles	64	Director	2022
Neil Herskowitz	69	Director	2015
Lindsay A. Rosenwald, M.D.	70	Director	2015
Curtis Oltmans	62	Director	2021
Alexandra MacLean, M.D.	59	Director	2023

Information About our Directors

Jay Kranzler, M.D., PhD - Chairman

Dr. Kranzler, 68, joined our Board of Directors (“Board”) in February 2017 and was appointed Chairman in March 2023. Dr. Kranzler has been a Founder, Chief Executive Officer, Board Member, and Advisor to leading life science companies for over 30 years. He is currently Chairman and Chief Executive Officer of Urica Therapeutics, Inc., a clinical-stage biopharmaceutical company and subsidiary of Fortress Biotech, Inc. (“Fortress”), where he has served since October 2022. He is also currently a board member of multiple private companies, including Pastorus Inc., Navitas Pharma, and ImmunoBrain Checkpoint, each focused on the research and experimental development of therapeutics. Dr. Kranzler started his career at McKinsey & Company where he was instrumental in establishing that firm’s pharmaceutical practice. He was a founder of Perception Neuroscience (acquired by ATAI Life Sciences) and also served as CEO of Cytel Corporation, a company focused on the development of immunomodulatory drugs. Following Cytel, Dr. Kranzler became the CEO of Cypress Bioscience, where he was credited for the development of Savella™ (milnacipran) for the treatment of fibromyalgia. Dr. Kranzler was also Vice President, Head of Worldwide External R&D Innovation and Strategic Investments at Pfizer. During his career, Dr. Kranzler has developed drugs, medical devices, as well as diagnostics, and is the inventor on multiple patents. Dr. Kranzler graduated from Yale University School of Medicine with MD and PhD degrees with a focus in psychopharmacology and he currently serves as an Adjunct Professor at the NYU Langone School of Medicine and Stern School of Business. We believe that Dr. Kranzler is qualified to serve on our Board due to his management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Faith Charles

Faith L. Charles, 64, has been a corporate transactions and securities partner at the law firm of Thompson Hine, LLP since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. Since March 2021, Ms. Charles has served on the Board of Directors and various committees of Abeona Therapeutics Inc. (Nasdaq: ABEO), a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. She has also served as the Chair of the Board of Directors of CNS Pharmaceuticals, Inc. (Nasdaq: CNSP) since December 2022. From 2018 until October 2021, Ms. Charles served on the Board of Directors of Entera Bio Ltd. (Nasdaq: ENTX), a publicly-traded biotechnology company and from September 2023 until April 2025, on the board of Conduit Pharmaceuticals, Inc. (Nasdaq: CDT). Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years and served on the national board of Women in Bio. She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D. degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. We believe that Ms. Charles is qualified to serve on our Board due to her expertise in legal matters relevant to our business, including in the life sciences industries.

Neil Herskowitz

Mr. Herskowitz, 69, joined our Board in August 2015 and has served as the Chairman of our Audit Committee since September 2016. Mr. Herskowitz has served as the managing member of the ReGen Group of companies, located in New York, since 1998, which include ReGen Capital Investments LLC and Riverside Claims Investments LLC. He has also served as the President of its affiliate, Riverside Claims LLC, since June 2004. Additionally, Mr. Herskowitz served as a Board member of National Holdings, Inc. from 2016 to 2019, and serves as a Board member of Mustang Bio, Inc. (Nasdaq: MBIO) and Journey Medical Corporation (Nasdaq: DERM), each of which are subsidiaries of Fortress, and Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), a former subsidiary of Fortress, until its sale in May 2025. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978. The Board believes, based on Mr. Herskowitz’s over 15 years of Audit Committee and Board experience in the biotech industry, that Mr. Herskowitz is qualified to serve as a member of our Board and as the Chairman of our Audit Committee.

Alexandra MacLean, M.D.

Dr. MacLean, 59, joined our Board in March 2023 and has served as Chief Executive Officer of the Company since August 2022. She previously served as Entrepreneur in Residence at Fortress, (Nasdaq: FBIO), the Company’s parent company, from November 2021 through July 2022. She previously served as General Partner and Principal at TVM Capital GmbH, an international life sciences venture capital firm, from January 2020 through October 2021; as Head of Licensing and Business Development at Imbrium Therapeutics L.P., a clinical-stage biopharmaceutical company and a subsidiary of Purdue Pharma, L.P. (“Purdue”), from January 2019 through January 2020; and in various roles at Purdue, a privately held pharmaceutical company, from 2015 to January 2019. Prior to joining Purdue, she served at Plasma Surgical, a medical device company, from 2014 to 2015, and Covidien, a medical devices and supplies manufacturer later acquired by Medtronic plc (NYSE: MDT), from 2010 to 2013. She began her career in the pharmaceutical industry at Merck & Co. (NYSE: MRK), a pharmaceutical company, where she worked from 2008 to 2010. Dr. MacLean holds an M.D. degree from Columbia University, Vagelos College of Physicians and Surgeons, an MBA from the University of Colorado – Boulder, and an M.Phil. from the University of Cambridge in History of Science. She obtained a B.Sc. in Physiology from McGill University. The Board believes, based on Dr. MacLean’s pharmaceutical industry experience and medical training, that Dr. MacLean has the appropriate set of skills to serve as a member of the Board.

Curtis Oltmans

Mr. Oltmans, 62, joined our Board in April 2021 and is currently Chief Legal Officer of Fulcrum Therapeutics, Inc. (Nasdaq: FULC), where he has served since November 2020, and has over 30 years of experience in corporate law including senior management positions in legal departments at several leading pharmaceutical and biotechnology companies. Prior to Fulcrum Therapeutics, Inc, he served as Vice President, Head of Litigation at DaVita Kidney Care, Inc. where he was responsible for all litigation, workers’ compensation and employee safety matters. Prior to DaVita Kidney Care, Mr. Oltmans was Executive Vice President, General Counsel and Corporate Secretary at Array BioPharma, Inc. (Nasdaq: ARRY), where he oversaw all legal, corporate governance, patent and compliance matters. He previously served as Corporate Vice President and General Counsel for Novo Nordisk, Inc. (NYSE: NVO), North America. He was responsible for strategic support in areas including market access, government affairs, communications and product marketing. He has also served as Assistant General Counsel for Eli Lilly and Company after beginning his legal career supporting clients in pharmaceutical and medical device litigation matters. Mr. Oltmans has received a certification from the National Association of Corporate Directors for Oversight of Cybersecurity. He served on the Board of Trustees for the Mercer County Boy’s and Girl’s Club. Mr. Oltmans has completed the CERT National Association of Corporate Directors certificate for Cybersecurity Oversight. Mr. Oltmans received a B.A. in political science from the University of Nebraska and his J.D. from the University of Nebraska College of Law. Based on Mr. Oltmans’ pharmaceutical industry experience, the Board believes that Mr. Oltmans has the appropriate set of skills to serve as a member of the Board.

Lindsay A. Rosenwald, M.D.

Dr. Rosenwald, 70, has served on our Board since inception and served as our Executive Chairman of the Board until March 2023. Dr. Rosenwald has also served as Chairman, President and Chief Executive Officer of Fortress (Nasdaq: FBIO), the Company’s parent company, since December 2013, and as a member of Fortress’ board since October 2009. Additionally, Dr. Rosenwald serves as a member of the board of directors of each of Fortress’ private subsidiaries (and has so served in each case since company inception). He has served as the Chairman of Journey Medical Corporation (Nasdaq: DERM), a subsidiary of Fortress, since October 2014, a director of Mustang Bio, Inc. (Nasdaq: MBIO), a subsidiary of Fortress, since March 2015, and a director of Checkpoint Therapeutics, Inc., a former subsidiary of Fortress, since March 2015 until its sale in May 2025. From 1991 to 2008, Dr. Rosenwald served as the Chairman of Paramount BioCapital, Inc. The Board believes that Dr. Rosenwald’s extensive experience over the last 35 years in founding, capitalizing and managing numerous public and private biopharmaceutical companies qualifies him uniquely to serve on the Company’s Board. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

The following table sets forth information regarding our executive officers, including their ages as of March 24, 2026:

Name	Age	Position
Alexandra MacLean, M.D.	59	Chief Executive Officer
David Jin	36	Interim Chief Financial Officer and Chief Operating Officer

Information about our Executive Officers

Alexandra MacLean, M.D. — Chief Executive Officer

See Dr. MacLean's biography above in the section titled "Information About our Directors."

David Jin - Interim Chief Financial Officer and Chief Operating Officer

Mr. Jin, 36, has served as Interim Chief Financial Officer of the Company since May 2022 and as the Company’s Chief Operating Officer since March 2022. He previously served as the Interim Chief Executive Officer of the Company from March 2022 until August 2022. He also serves as Chief Financial Officer and Head of Corporate Development at Fortress (Nasdaq: FBIO), the Company’s parent company. Since October 2024, Mr. Jin has also served on the board of directors of Mustang Bio, Inc. (Nasdaq: MBIO), a majority-controlled subsidiary of Fortress. Since September 2025, Mr. Jin has served on the board of directors of Crystalys Therapeutics, Inc. Prior to beginning his service at Fortress, he was a member of the Private Equity group at Barings focused on control equity and asset-based investments in pharma and biotech. Before that, he was Director of Corporate Development at Sorrento Therapeutics, Inc., Vice President of Healthcare Investment Banking at FBR & Co., and began his career in management consulting at IMS Health (now IQVIA). Mr. Jin has a Bachelor of Science degree in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University.

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

The Audit Committee was formed on May 15, 2017 and held 4 meetings during the fiscal year ended December 31, 2025 and took action by unanimous written consent one time. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee and which is reviewed annually by our Audit Committee. A copy of the Charter of the Audit Committee is available on our website, located at www.avenuetx.com. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation, and oversight of our independent registered public accounting firm.

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

Compensation Committee

The Compensation Committee was formed on May 15, 2017. The Compensation Committee held 1 meeting during the fiscal year ended December 31, 2025 and took action by unanimous written consent one time. The Compensation Committee currently consists of Neil Herskowitz and Curtis Oltmans, with Mr. Herskowitz serving as Chairperson. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.avenuetx.com, and is reviewed annually by the Compensation Committee. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, reviewing and approving, or making recommendations to our Board with respect to, the compensation of our Chief Executive Officer and our other executive officers, overseeing an the evaluation of our senior executives, and overseeing and administering our cash and equity incentive plans. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than herself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Plan”), to a special committee consisting of one or more directors who may but need not be officers of the Company. As of the date of this Annual Report on Form 10-K, however, the Compensation Committee had not delegated any such authority. The Board may engage a compensation consultant to conduct a review of its executive compensation programs in 2026. The Committee did not engage a compensation consultant in 2025. Our Board has examined the composition of our Compensation Committee and, based upon this examination, our Board has determined that each member of our Compensation Committee is independent.

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

Summary Compensation Table

As determined in accordance with SEC rules, our “named executive officers” for purposes of this Annual Report on Form 10-K are the two individuals set forth below. The following table sets forth information concerning compensation paid by the Company to its named executive officers for services rendered to it in all capacities during the years ended December 31, 2025 and December 31, 2024.

				Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)(1)	($)	($)(2)	Total ($)
Alexandra MacLean	2025	420,000	—	13,307	—	—	14,000	447,307
Chief Executive Officer	2024	420,000	—	406,300	—	—	13,800	840,100
David Jin	2025	—	—	7,984	—	—	—	7,984
Interim Chief Financial Officer and Chief Operating Officer	2024	—	—	155,350	—	—	—	155,350

(1)

Reflects the aggregate grant date fair value of equity-based awards granted during the fiscal year calculated in accordance with FASB ASC Topic 718, determined using the assumptions described in Note 7. In November 2025, Baergic, a former subsidiary of the Company, granted 443,578 RSUs to Dr. MacLean and 266,147 RSUs to Mr. Jin; both grants were fully vested at grant date.

(2)	Reflects employer contributions to the 401(k) retirement plan.

Narrative Disclosure to Summary Compensation Table

Terms of Employment with Dr. MacLean

On August 1, 2022, the Board of Directors of the Company appointed Alexandra MacLean, M.D. to serve as the Company's Chief Executive Officer. Dr. MacLean is employed on an at-will basis and has no written contract of employment. In 2025, Dr. MacLean was eligible for an annual discretionary bonus of 40%, however, the Compensation Committee has not yet made a determination on the grant of the bonus, if any.

Terms of Employment with Mr. Jin

Mr. Jin is employed by the Company on an at-will, part-time basis and has no written contract of employment. He currently receives no salary and would be eligible for bonus only on a discretionary basis based upon corporate factors and individual performance as determined by the Board. No such discretionary bonus was awarded to Mr. Jin in 2025.

Equity Awards

In November 2025, Dr. MacLean and Mr. Jin were granted RSUs with respect to 443,578 shares and 266,147 shares, respectively, of common stock of our former subsidiary Baergic, prior to its acquisition by Axsome. These awards were granted pursuant to Baergic's incentive plan: Fortress Biotech Acquisition Corp III 2017 Incentive Plan, prior to the sale of Baergic to Axsome.

Outstanding Equity Awards at Fiscal Year-End

The following awards that were previously granted to our named executive officers were outstanding as of December 31, 2025:

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares of Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Alexandra MacLean	8,004	(2)	2,664	85.50	6/29/2033	42,500	(3)	28,909
David Jin	2,500	(2)	834	85.50	6/30/2033	16,250	(4)	11,053

(1) Based on the closing stock price of our common stock on the OTC Pink Open Market on the last trading day of the fiscal year of $0.6802.

(2) Represents options vested annually in equal installments from August 1, 2023 - 2025.

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

Clawback Policy

We have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by executive officers employed by the Company or a subsidiary of the Company during an applicable recovery period (the “Clawback Policy”), effective as of October 2, 2023. Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was vested, earned or granted to covered executive officers based on attainment of a financial reporting measure during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Timing of Equity Awards

Avenue did not grant stock options or similar instruments to our named executive officers in 2025. While we have no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information, we do not time the release of material information to affect the value of stock options. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Director Compensation Program

Our Board sets compensation for non-employee directors on an annual basis. Our non-employee directors received the following compensation for service to the Board during 2025:

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

In 2025, no such option awards were granted to the non-employee directors.

In addition, each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board and meetings of committees of our Board.  No changes are expected to director compensation in 2026, however any future changes will be at the discretion of the Compensation Committee and the Board of Directors.

Director Compensation Table

The following table sets forth the cash and other compensation we paid to the non-employee members of our Board for all services in all capacities during 2025.

Name	Fees Earned or Paid in Cash (1)	Option Awards ($)	All Other Compensation ($)		Total ($)(3)
Lindsay A. Rosenwald	—	—	—		—
Jay Kranzler, M.D., PhD	60,000	—	50,000	(4)	110,000
Faith Charles	50,000	—	—		50,000
Neil Herskowitz	60,000	—	—		60,000
Curtis Oltmans	50,000	—	—		50,000

(1)	Represents cash retainer for serving on our Board and committees of the Board, as applicable.

(2)	No options were granted to directors in 2025.

(3)

As of December 31, 2025, the aggregate number of options issued to each non-employee director that remains unvested was as follows: Dr. Rosenwald, 20,445 options; Dr. Kranzler, 20,445 options; Ms. Charles, 20,445 options; Mr. Herskowitz, 20,445 options; and Mr. Oltmans, 20,445 options.

(4)

Reflects quarterly consulting fees of $12,500 paid by Baergic, pursuant to a consulting agreement between Dr. Kranzler and Baergic, effective December 1, 2020, whereby Dr. Kranzler provides consulting and advisory services related to his expertise in neuroscience to Baergic in exchange for this quarterly fee. This agreement was terminated in November 2025 in connection with the acquisition of Baergic by Axsome.

As an employee director of the Company, Dr. MacLean does not receive compensation for her service as a director. Information regarding Dr. MacLean's compensation is provided above under "Summary Compensation Table" on page 71.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the indicated information as of December 31, 2025 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Awards/Units, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plan approved by shareholders	491,874	$9.74	4,575,906
Equity compensation plan not approved by shareholders	—	—	—
Total	491,874	9.74	4,575,906

(1)	Includes 235,400 RSUs and 256,474 stock options.
(2)	Stock options only. RSUs do not have exercise prices and are therefore excluded.

Our only equity compensation plan as of December 31, 2025 was the 2015 Plan, which was approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Stock Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 23, 2026 (the "Determination Date"), concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our Common Stock;
●	each of our current directors;
●	each of our NEOs shown in our Summary Compensation Table; and
●	all current directors and executive officers as a group.

As of the Determination Date, there were 3,294,635 shares of our common stock outstanding. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of the Determination Date. Shares of our Common Stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Exchange Act.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Avenue Therapeutics, Inc., 1111 Kane Concourse, Suite 301, Bay Harbor Islands, Florida 33154.

Name of Beneficial Owner	Shares owned		Shares Under Exercisable Options and Restricted Stock Units (1)	Percentage of Shares Beneficially Owned
Jay Kranzler, M.D., PhD, Chairman of the Board of Directors	559		21,334	*
Alexandra MacLean, M.D., Chief Executive Officer and Director	—		135,504	4.0%
David Jin, Chief Operating Officer and Interim Chief Financial Officer	—		51,250	1.5%
Faith Charles, Director	—		21,334	*
Neil Herskowitz, Director	97		21,334	*
Curtis Oltmans, Director	44		21,334	*
Lindsay A. Rosenwald, M.D., Director	4,820	(2)	21,334	* %
All Executive officers and directors as a group (7 persons)	5,520		293,424	8.3%
5% or Greater Stockholders:
Fortress Biotech	328,746	(3)	—	10.0%
1111 Kane Concourse, Suite 301
Bay Harbor Islands, FL 33154

*Less than 1% of our common stock outstanding

(1)	Includes the rights to acquire beneficial ownership of common stock within 60 days of the Determination Date pursuant to options exercisable and deferred restricted stock units.

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

The following is a summary of each transaction or series of similar transactions since January 1, 2025 to which the Company was or is a party and that:

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

Pursuant to the Founders Agreement, for the year ended December 31, 2025, we issued common stock to Fortress of 23,474 shares as a Financing Equity Fee. Additionally, we issued common stock to Fortress of 43,772 shares as a Financing Equity Fee for the year ended December 31, 2024.

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

For the years ended December 31, 2025 and 2024, we had expenses related to the MSA of $500,000 and $250,000, respectively. The MSA expenses are split between research and development and general and administrative expense in the consolidated statements of operations. $250,000 and $125,000 of expenses related to the MSA were recognized in research and development and general and administrative for the years ended December 31 2025 and 2024, respectively. On November 13, 2024, we entered into a Subscription and Forgiveness Agreement with Fortress, whereby Fortress agreed to convert 50% of a total of $0.5 million owed by us under the MSA into newly issued common stock of ours and forgive the remaining 50% of the accrued balance. Therefore, the Company issued a total of 122,850 shares based on the closing price of $2.035 on the day prior to the execution of the agreement and reduced its liabilities associated with accounts payable and accrued expenses by $0.5 million for the year ended December 31, 2024.

Director Independence

We are not currently subject to any requirement to maintain a majority independent Board. However, consistent with our past practice, our Board completed its annual review of director independence on March 17, 2026. During the review, our Board considered relationships and transactions during 2025, 2024 and since inception between each director or any member of his or her immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Neil Herskowitz, Faith Charles, and Curtis Oltmans are independent under the criteria established by our Board.

Item 14.            Principal Accounting Fees and Services

Audit Fees

For the fiscal years ended December 31, 2025 and 2024, KPMG LLP billed us an aggregate of $399,100 and $627,000, respectively, in fees for the professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K for such fiscal years, the review of financial statements included in our Quarterly Report on Form 10-Q for such fiscal years and other services normally provided by the accountant for statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

During the fiscal year ended December 31, 2025 we incurred no costs from KPMG LLP for audit-related services reasonably related to the performance of the audits and reviews for that respective fiscal year.

During the fiscal year ended December 31, 2024 we incurred no costs from KPMG LLP for audit-related services reasonably related to the performance of the audits and reviews for the respective fiscal year.

Tax Fees

During the fiscal years ended December 31, 2025 and 2024, KPMG LLP billed us an aggregate of $44,983 and $23,693, respectively. for professional services fees rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2025 and 2024.

All Other Fees

During the fiscal years ended December 31, 2025 and 2024, we were not billed by KPMG LLP for any fees for services, other than those described above, rendered to us for those two fiscal years.

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

3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.

3.6	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.

3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of Common Stock, filed as Exhibit 4.1 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.2	Form of warrant agreement, filed as Exhibit 4.2 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.

4.3	Description of Securities of Avenue Therapeutics, Inc.*

4.4	Form of Warrant, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.5	Warrant Agent Agreement, dated October 6, 2022, by and between Avenue Therapeutics, Inc. and VStock Transfer, LLC, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2022 (File No. 001-38114) and incorporated herein by reference.

4.6	Form of New Series C Warrant (May 2024), filed as Exhibit 4.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.

4.7	Form of Placement Agent Warrant (May 2024), filed as Exhibit 4.3 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

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

10.6	Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.7 to Form 10-12G filed on January 12, 2017 (File No. 000-55556) and incorporated herein by reference.#

10.7	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed on December 17, 2021 (File No. 333-261710) and incorporated herein by reference.#

10.8	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.9	Amendment to the Avenue Therapeutics, Inc. 2015 Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on June 26, 2024 (File No. 001-38114) and incorporated herein by reference.#

10.10

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

10.12	Form of Avenue Therapeutics, Inc. Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on July 5, 2023 (File No. 001-38114) and incorporated herein by reference.#

10.13	Registration Rights Letter Agreement, dated September 8, 2023, by and among the Company and the purchaser parties thereto, filed as Exhibit 10.1 to Form 8-K filed on September 8, 2023 (File No. 001-38114) and incorporated herein by reference.

10.14	Form of January 2024 Investor Inducement Letter, filed as Exhibit 10.1 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.15	Form of November 2023 Investor Inducement Letter, filed as Exhibit 10.2 to Form 8-K filed on January 8, 2024 (File No. 001-38114) and incorporated herein by reference.

10.16	Form of Avenue Therapeutics, Inc. Restricted Stock Unit Agreement, filed as Exhibit 10.1 to Form 8-K filed on September 27, 2024 (File No. 001-38114) and incorporated herein by reference.#

10.17	Form of Investor Inducement Letter (May 2024), filed as Exhibit 10.1 to Form 8-K filed on May 1, 2024 (File No. 001-38114) and incorporated herein by reference.

10.18	At the Market Offering Agreement, dated May 10, 2024, by and between Avenue Therapeutics, Inc. and H.C. Wainwright & Co., LLC, filed as Exhibit 1.1 to Form 8-K filed on May 10, 2024 (File No. 001-38114) and incorporated herein by reference.

10.19	Stock Purchase Agreement, dated November 5, 2025, by and among Avenue Therapeutics, Inc., Axsome Therapeutics, Inc., Baergic Bio, Inc. and the holders of outstanding options, warrants and other similar rights with respect to shares of Baergic Bio, Inc., filed as Exhibit 10.26 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3 on Form S-1 filed on December 15, 2025 (File No. 333-279125) and incorporated herein by reference. ***

10.20	AnnJi License Termination and Program Transfer Agreement by and between the Company and AnnJi Pharmaceutical Co., Ltd., dated April 24, 2025, filed as Exhibit 10.1 to Form 8-K filed April 30, 2025 (File No. 001-38114) and incorporated herein by reference.***

19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38114) filed on March 31, 2025, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

97.1	Avenue Therapeutics, Inc. Clawback Policy, filed as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38114) filed on March 31, 2025 and incorporated by reference herein.

101

The following financial information from Avenue Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith.

** Subject to a request for confidential treatment.

*** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

^ Furnished herewith.

# Management contract or compensatory plan.

Item 16.              Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Avenue Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Avenue Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 30, 2026

AVENUE THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,855	$2,594
Prepaid expenses and other current assets	76	78
Total assets	$2,931	$2,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$468	$654
Accounts payable and accrued expenses - related party	630	146
Warrant liability	1	16
Total current liabilities	1,099	816

Total liabilities	1,099	816

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred stock, 250,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock ($0.0001 par value)
Common shares, 200,000,000 shares authorized, 3,183,558 and 2,108,670 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	107,321	105,377
Accumulated deficit	(105,489)	(102,580)
Total stockholders’ equity attributed to the Company	1,832	2,797

Non-controlling interests	—	(941)
Total stockholders’ equity	1,832	1,856
Total liabilities and stockholders’ equity	$2,931	$2,672

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Other revenue	$1,404	$—

Operating expenses
Research and development	1,037	6,645
General and administrative	3,653	4,638
Gain on sale of Baergic	(203)	—
Total operating expenses	(4,487)	(11,283)
Loss from operations	(3,083)	(11,283)

Interest income	(121)	(176)
Loss on common stock warrant liabilities	—	759
Change in fair value of warrant liabilities	(15)	(170)
Net loss	$(2,947)	$(11,696)

Net loss attributable to non-controlling interests	(38)	(44)
Net loss attributable to common stockholders	$(2,909)	$(11,652)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.93)	$(15.79)

Weighted average number of common shares outstanding, basic and diluted	3,131,131	1,295,207

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Class A Preferred Stock		Common Shares		Additional paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Interests	equity
Balance at December 31, 2023	250,000	—	341,324	3	92,507	(90,928)	(928)	654
Share based compensation	—	—	283	—	1,236	—	—	1,236
Issuance of common stock to Fortress	—	—	179,098	—	827	—	—	827
Common shares issuable - Founders Agreement	—	—	—	—	(167)	—	—	(167)
Loss on settlement of common stock warrant liabilities	—	—	—	—	1,159	—	—	1,159
Exercise of warrants	—	—	910,218	1	9,420	—	—	9,421
Warrant inducement offering costs	—	—	—	—	(1,207)	—	—	(1,207)
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	591,205	—	1,623	—	—	1,623
Reverse split (1-for-75)	—	—	86,542	(4)	4	—	—	—
Issuance of subsidiaries' common stock for license expenses	—	—	—	—	6	—	—	6
Non-controlling interest in subsidiaries	—	—	—	—	(31)	—	31	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(44)	(44)
Net loss attributable to common stockholders	—	—	—	—	—	(11,652)	—	(11,652)
Balance at December 31, 2024	$250,000	$—	$2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	239	—	665	—	—	665
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Common shares issuable - Founders Agreement	—	—	—	—	76	—	—	76
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Forgiveness of subsidiary debt and deconsolidation	—	—	—	—	(942)	—	979	37
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(38)	(38)
Net loss attributable to common stockholders	—	—	—	—	—	(2,909)	—	(2,909)
Balance at December 31, 2025	250,000	$—	3,183,558	$—	$107,321	$(105,489)	$—	$1,832

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,947)	$(11,696)
Reconciliation of net loss to net cash used in operating activities:
Share based compensation	665	1,236
Loss on common stock warrant liabilities	—	759
Change in fair value of warrant liability	(15)	(170)
Common shares issuable - Founders Agreement	76	(167)
Issuance of common stock to Fortress	55	827
Issuance of subsidiaries’ common shares for license expenses	—	6
Gain on repurchase of common stock held by AnnJi	(4)	—
Issuance of common stock of subsidiary	37	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2	(11)
Accounts payable and accrued expenses	(186)	367
Accounts payable and accrued expenses - related party	484	(177)
Net cash and cash equivalents used in operating activities	(1,833)	(9,026)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	2,094	1,623
Proceeds from exercise of warrants	—	9,421
Warrant exercise transaction costs	—	(1,207)
Net cash provided by financing activities	2,094	9,837

Net change in cash and cash equivalents	261	811
Cash and cash equivalents, beginning of period	2,594	1,783
Cash and cash equivalents, end of period	$2,855	$2,594

Supplement disclosure of non-cash information:
Baergic deconsolidation	$(1)	$—
Issuance of common shares - Founders Agreement	$55	$827

The accompanying notes are an integral part of these consolidated financial statements.

AVENUE THERAPEUTICS, INC

Notes to Consolidated Financial Statements

Note 1 — Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly owned subsidiary of Fortress Biotech, Inc. (“Fortress”) and completed its initial public offering in 2017. Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates are intravenous tramadol ("IV tramadol") for the treatment of post-operative acute pain and ATX-04 for the treatment of Pompe disease, and previously, through April 2025, AJ201 for the treatment of spinal bulbar and muscular atrophy, and through November 2025, BAER-101 for the treatment of epilepsy and panic disorders.

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

On  April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue repurchased all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi as consideration for legal expenses, which was accounted for as consideration payable to a customer and reduced the amount of revenue recognized under the agreement.

AnnJi made payments to Avenue of $1.6 million (which amount reflects the netting of a 20% tax withholding payment obligation), with $0.8 million having been collected in  May 2025 and $0.8 million collected in  July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the quarter ended  June 30, 2025. Additionally, Avenue will be eligible to receive from AnnJi:

●	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
●	payments totaling up to $17 million in the aggregate upon AJ201 achieving certain commercial sales milestone events;
●	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
●	in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanisms in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

The Company is treating the payments related to future milestones and potential royalties as variable consideration that is constrained until the achievement of the specified milestones. The Termination and Transfer Agreement also contains customary representations and warranties related to confidentiality and indemnification.

Sale of Baergic

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

On November 5, 2025, Avenue Therapeutics, Inc. (the “Company” or “Avenue”) and its majority owned subsidiary, Baergic Bio, Inc., a Delaware corporation (“Baergic”), entered into a stock purchase agreement (the “Agreement”) with Axsome Therapeutics, Inc., a Delaware corporation (together with its affiliates, “Axsome”), and the holders of outstanding options, warrants and other similar rights with respect to shares of Baergic. Pursuant to the Agreement, Axsome: (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration described below (the “Disposition”) and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

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

Avenue is eligible to receive approximately 74% of all future payments and royalties payable under the Agreement.

The Agreement also contains customary representations and warranties and provisions related to confidentiality, indemnification and intellectual property protection.

The Company determined that Baergic did not meet the definition of a business as substantially all of the fair value of the gross assets was concentrated in a single identifiable intangible asset.  Accordingly, the transaction was accounted for as a sale of a nonfinancial asset under ASC 610-20.  The Company further concluded that the contingent consideration related to development and regulatory milestones is constrained and will be recognized when it is probable that a significant revenue reversal will not occur.  Avenue received $0.3 million up front, which included $0.1 million that Avenue was entitled to as reimbursement for transaction costs. Under the terms of the agreement, Avenue was entitled to $0.2 million of the upfront payment and the remaining $0.1 million went to the other shareholders of Baergic based on their ownership percentages. For the year ended  December 31, 2025, the Company recognized a gain of $0.2 million related to the deconsolidation upon the loss of control of Baergic, after accounting for transaction fees and expenses for shares issued related to the Agreement.

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

Stock Purchase and Merger Agreement

In July 2022 the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals Inc. ("InvaGen"). Upon the closing of a public offering in October 2022, InvaGen gave up all rights set forth in the stockholders agreement to which it was previously party and the Company repurchased the 5,185 common shares of the Company held by InvaGen. Under the share repurchase agreement with InvaGen, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds from future financings, up to $4 million, which the Company accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material.  The Company recognizes changes in fair value within general and administrative expenses in the statement of operations. In connection with the closing of financings that occurred in 2025 and 2024, Avenue made payments totaling $0.2 million and $0.7 million to InvaGen, respectively. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of December 31, 2025.

Liquidity and Capital Resources

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

The  January 2023 Warrants, which were liability classified, were revalued on  January 5, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the consolidated statements of operations (see Note 8). The issuance of the  January 2024 Warrants was considered as part of the cost of the inducement and the  January 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the  January 2023 Warrants and  November 2023 Warrants on a weighted basis. The approximately $0.6 million of the  January 2024 Warrants fair value was allocated to the  January 2023 warrants and recorded as a loss on common stock warrant liabilities in the consolidated statements of operations with a corresponding offset to additional paid-in-capital. Approximately $4.3 million of the  January 2024 Warrant fair value was allocated to the  November 2023 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the issuance date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the consolidated statements of operations (see Note 2).

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

The  October 2022 Warrants, which were liability classified, were revalued on  May 1, 2024 using the Black-Scholes Model to calculate the difference in fair value as a result of the change in exercise price. The difference in fair value of $0.1 million was recorded as a change in fair value of warrant liabilities in the consolidated statements of operations (see Note 8). The issuance of the  May 2024 Warrants was considered as part of the cost of the inducement and the  May 2024 Warrants were valued using the Black-Scholes Model with the fair value being allocated between the  October 2022 Warrants,  November 2023 Warrants and  January 2024 Warrants on a weighted basis. The approximately $0.2 million of the  May 2024 Warrants fair value was allocated to the  October 2022 warrants and recorded as a loss on common stock warrant liabilities in the consolidated statements of operations with a corresponding offset to additional paid-in-capital. Approximately $4.5 million of the  May 2024 Warrant fair value was allocated to the  November 2023 Warrants and  January 2024 Warrants and deemed to be a dividend and recorded to additional paid-in-capital because the Company had an accumulated deficit on the issuance date. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the consolidated statements of operations (see Note 2).

The Company received net proceeds of approximately $3.7 million from the exercise of the  May 2024 Exercised Warrants by the  May 2024 Holders and the payment of the Additional Warrant Consideration, after deducting placement agent fees and other expenses payable by the Company.

The Company filed a registration statement on Form S-3 (File No. 333-279125) with the SEC providing for the resale of the  May 2024 New Warrant Shares (the  “May 2024 Resale Registration Statement”) on  May 6, 2024, which was declared effective on  May 10, 2024. Due to our delisting from a national securities exchange, we are no longer eligible to use a shelf registration statement on Form S-3.

ATM Facility

On  May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-261520), originally filed with the SEC on  December 7, 2021 and declared effective by the SEC on  December 10, 2021, and the related prospectus supplement dated  May 10, 2024 (including such replacement registration statement as  may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).  The replacement registration statement was later withdrawn. As a result of the limitations of General Instruction I.B.6 of Form S-3, the Company  may sell up to a maximum of $3,850,000 of its shares pursuant to the ATM Agreement. On December 15, 2025, the Company filed a Post-Effective Amendment No. 1 for Form S-3 on Form S-1 (File No. 333-279125), which Post-Effective Amendment was declared effective on December 16, 2025.

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

For the year ended  December 31, 2025, the Company sold an aggregate of 938,990 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million, after deducting underwriting discounts. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on Nasdaq.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of December 31, 2025, the Company had an accumulated deficit of $105.5 million. Due to uncertainties regarding future operations of the Company, including a potential Phase 3 safety study for IV tramadol, and pivotal study for ATX-04, the Company will need to secure additional funds through equity or debt offerings, or other potential sources, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively causes substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation & Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s subsidiary until its sale on November 5, 2025. All intercompany balances and transactions have been eliminated as appropriate through the date of the deconsolidation of Baergic on November 5, 2025.

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

The Company operates in one reportable segment, development and commercialization of therapies for the treatment of neurologic diseases, which includes all activities related to the development and commercialization of AJ201 until the termination of the license in April 2025, BAER-101 until its sale to Axsome in November 2025, and IV tramadol. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025 and 2024 consisted of cash in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to limit the amount invested in any single issuer and to only invest in securities of a high credit quality.

Accounts Payable and Accrued Expenses – Related Party

In the normal course of business, Fortress incurs certain expenses on behalf of the Company. Such expenses are recorded as accounts payable and accrued expenses – related party and are recorded at the invoiced amount and reimbursed to Fortress in the normal course of business. The Company believes that the difference, if any, between the amounts invoiced and the amounts that would have been incurred if the Company operated as an unaffiliated entity is not material.

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

Freestanding Warrants

The Company has issued freestanding warrants to purchase shares of its common stock in connection with financing activities (see Note 8) and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in change in fair value of warrant liabilities, a component of other income (loss), in the consolidated statements of operations.

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

Pursuant to the Third Amended and Restated Certificate of Incorporation, the Company issued 111,209 shares of common stock to Fortress for the Annual Stock Dividend, representing 2.5% of the fully-diluted outstanding equity of the Company, on January 5, 2026. This was shown in the consolidated statements of stockholders’ equity at December 31, 2025, as part of additional paid-in capital. The Company recorded an expense of approximately $0.1 million in research and development related to these issuable shares during the year ended December 31, 2025, as the shares are considered compensation to Fortress for services rendered.

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

Stock-Based Compensation

The Company expenses stock-based compensation to its employees, consultants and board members over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of option grants using the Black-Scholes option pricing model, which includes assumptions for expected volatility, risk-free interest rate, dividend yield, and estimated expected term. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock options granted to employees generally vest over three years and have a term of ten years.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2025 and 2024. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Intercompany activity has been eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on ownership interests. As of November 5, 2025, Baergic was deconsolidated as a result of the Axsome transaction (see Note 1).

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

N

et Loss Per Share

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2025	2024
Unvested restricted stock units/awards	532	1,028
Deferred restricted stock units	235,000	235,000
Common stock issuable	111,209	112,185
Warrants	772,741	1,476,200
Options	256,474	256,474
Class A preferred shares(1)	222	222
Total potential dilutive effect	1,376,178	2,081,109

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

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the years ended December 31, 2025 and 2024.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023‑09 on January 1, 2025, the beginning of its fiscal year ending December 31, 2025, on a prospective basis for annual periods, as permitted by the standard. Adoption of ASU 2023‑09 resulted in expanded income tax disclosures, including a more disaggregated reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate. The Company’s enhanced income tax disclosures required by ASU 2023‑09 are presented in Note 9 to the consolidated financial statements.

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

For the years ended December 31, 2025 and 2024, the Company had expenses related to the MSA of $500,000 and $250,000, respectively. The MSA expenses are split between research and development and general and administrative expense in the consolidated statements of operations. $250,000 and $125,000 of expenses related to the MSA were recognized in research and development and general and administrative for the years ended  December 31 2025 and 2024, respectively. On  November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Fortress, whereby Fortress agreed to convert 50% of a total of $0.5 million owed by the Company under the MSA into newly issued common stock of the Company and forgive the remaining 50% of the accrued balance. Therefore, the Company issued a total of 122,850 shares based on the closing price of $2.035 on the day prior to the execution of the agreement and reduced its liabilities associated with accounts payable and accrued expenses by $0.5 million.

Acquisition of Baergic

On May 11, 2022, the Company entered into the Contribution Agreement with Fortress related to the Company’s acquisition of Baergic, on the terms and subject to the satisfaction of conditions described above in Note 1 – Organization, Plan of Business Operations. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards. The Company believed that the terms of the Contribution Agreement were at least as favorable as the terms that the Company would have been able to obtain with a disinterested party.

The transaction was accounted for as an asset acquisition between entities under common control. As such, the transaction was recorded at carryover basis, with all assets, liabilities and non-controlling interests measured at their historical carrying values. The consolidated financial statements of the Company included the consolidated results of operations for Avenue and Baergic since the acquisition date on November 8, 2022 until the sale of Baergic to Axsome in November 2025 (see Note 1).

Founders Agreement and Management Services Agreement with Baergic

Pursuant to the Contribution Agreement between Avenue and Fortress, the Founders Agreement and Management Services Agreement that had previously been existing between Fortress and Baergic were assigned to Avenue, such that they then existed between Avenue and Baergic; those agreements are referred to herein as the Avenue-Baergic Founders Agreement and the Avenue-Baergic MSA, as applicable. The Annual Stock Dividend payable to the Company was 2.5% of common stock calculated as a percentage of fully diluted outstanding capital and became effective as of November 8, 2022 through November 5, 2025, the date of the sale of Baergic to Axsome (see Note 1). For the years ended December 31, 2025 and December 31, 2024, Baergic recorded an Annual Stock Dividend of $0 and $18,000 to Avenue on December 31, 2025 and 2024, respectively.  No Annual Stock Dividend for the year ended December 31, 2025 was due as a result of the sale of Baergic to Axsome on November 5, 2025. The Annual Stock Dividend for the year ended  December 31, 2024 was paid in shares on December 17, 2024.

The Avenue-Baergic Founders Agreement had an effective date of March 9, 2017, and a term of 15 years, which upon expiration automatically renewed for successive one-year periods unless terminated by Avenue and Baergic or a Change in Control (as defined in the Avenue-Baergic Founders Agreement) occurs. The Avenue-Baergic Founders Agreement terminated on November 5, 2025 with the sale of Baergic to Axsome, and the amount owed to Avenue under the Avenue-Baergic Agreement of $0.6 million as of November 5, 2025, was forgiven.

As additional consideration under the Avenue-Baergic Founders Agreement, Baergic had also: (i) paid an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Baergic that occurs after the effective date of the Avenue-Baergic Founders Agreement and ending on the date when Avenue no longer has majority voting control in the Baergic’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) would have paid a cash fee equal to four and one-half percent (4.5%) of the Baergic’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, Baergic would have paid a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

The Avenue-Baergic MSA had an effective date of March 9, 2017, pursuant to which Avenue rendered management, advisory and consulting services to Baergic. The MSA had an initial term of five years and was automatically renewed for successive five-year terms unless terminated in accordance with its provisions. Services provided under the MSA included, without limitation, (i) advice and assistance concerning any and all aspects of Baergic’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of the Baergic with accountants, attorneys, financial advisors and other professionals (collectively, the “Avenue Services”). Baergic was obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Avenue, provided those services were offered at market prices. However, Baergic was not obligated to take or act upon any advice rendered from Avenue and Avenue would not be liable for any of its actions or inactions based upon their advice. Pursuant to the Avenue-Baergic MSA and Baergic’s Certificate of Incorporation, Avenue and its affiliates, including all members of Baergic’s Board of Directors, had no fiduciary or other duty to communicate or present any corporate opportunities to Baergic or to refrain from engaging in business that is similar to that of Baergic. In consideration for the Avenue Services, Baergic paid Avenue an annual consulting fee of $0.5 million (the “Avenue-Baergic Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Avenue-Baergic Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Baergic has net assets in excess of $100 million at the beginning of the calendar year. The Avenue-Baergic MSA terminated on November 5, 2025 with the sale of Baergic to Axsome, and the amount owed to Avenue under the Avenue-Baergic MSA of $2.9 million as of November 5, 2025, was forgiven.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts payable	$94	$155
Accrued employee compensation	181	18
Accrued contracted services and other	193	481
Accounts payable and accrued expenses	$468	$654

Note 6 — Commitments and Contingencies

Leases

The Company is not a party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2025 and 2024, there was no litigation against the Company.

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

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, a applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction. Pursuant to the reverse stock split by the Company in April 2024, the Class A Preferred Stock has a Conversion Ratio of 1,125 Class A Preferred shares to one share of common stock.

Common Stock

On  January 9, 2024, the stockholders holding a majority of the outstanding voting power of the Company executed and delivered to the Board of Directors of the Company a written consent approving, among other items, an increase in the number of shares of common stock authorized under the Certificate of Incorporation, from 75,000,000 to 200,000,000. On  February 20, 2024, the Company filed the Certificate of Amendment with the Secretary of State for the State of Delaware effectuating the Authorized Shares Increase. As of December 31, 2025, 200,000,000 shares were authorized and 3,183,558 shares of common stock were outstanding.

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

Equity Incentive Plan

The Company has in effect the 2015 Plan. The 2015 Plan was adopted in January 2015 by Avenue's stockholders and an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares was approved by Avenue stockholders in December 2021. The 2015 Plan was amended again to increase the number of authorized shares issuable to 70,223 shares and approved by the Company's stockholders on January 30, 2023. On  June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of authorized shares issuable to 5,070,223 shares, extend the term of the 2015 Plan to  June 24, 2034, increase the limit of shares that  may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Plan, the Compensation Committee is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Plan limits the term of any option granted under the 2015 Plan to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Plan was 4,575,906 shares at December 31, 2025.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the years ended December 31, 2025 and 2024 (in thousands):

	For the year ended December 31,
	2025	2024
Research and development	$124	$269
General and administrative	541	967
Total stock-based compensation expense	$665	$1,236

Restricted Stock Units and Restricted Stock Awards

The following table summarizes restricted stock unit and award activity for the year ended December 31, 2025:

	Number of Units and Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	1,311	$197.19
Granted	235,000	2.46
Vested	(283)	85.50
Unvested balance at December 31, 2024	236,028	$3.44
Forfeited	(212)	171.94
Vested	(416)	85.50
Unvested balance at December 31, 2025	235,400	$3.19

For the years ended December 31, 2025 and 2024, stock-based compensation expenses associated with the amortization of restricted stock units and restricted stock awards for employees and non-employees were approximately $0.2 million and $0.4 million, respectively.

At December 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	22,474	$85.5000	9.50	$—
Granted	234,000	2.46	10.00	$—
Outstanding as of December 31, 2024	256,474	$9.74	9.62	$—
Outstanding as of December 31, 2025	256,474	$9.74	8.62	$—
Expected to vest	162,624	$5.84	8.68	$—
Vested and Exercisable as of December 31, 2025	93,850	16.48	8.52	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of common stock for those options that had exercise prices lower than the fair value of common stock.

Upon the exercise of stock options, the Company will issue new shares of its common stock.

For the years ended December 31, 2025 and 2024, stock-based compensation expenses associated with the amortization of options awards for employees and non-employees were approximately $0.5 million and $0.8 million, respectively. As of December 31, 2025, unrecognized compensation cost for options issued was $0.1 million and will be recognized over an estimated weighted average amortization period of 0.8 years.

The Company used the Black-Scholes Model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarized the assumptions used:

For the Year Ended December 31,
2024
Risk-free interest rate	3.6%
Expected dividend yield	—
Expected term in years	5.6
Expected volatility	135.0%

No options were granted for the year ended December 31, 2025.

Stock Warrants

The following table summarizes the warrant activity for the years ended December 31, 2025, and 2024:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	524,601	$32.42	$1
Granted	1,861,817	$6.23	—
Exercised	(910,218)	$10.16	—
Outstanding, December 31, 2024	1,476,200	$8.64	$—
Expired	(703,459)	$6.52	—
Outstanding, December 31, 2025	772,741	$10.56	$—

For the year ended December 31, 2025, 13,779 Series B warrants originally issued in November 2023 and 689,680 Series D warrants originally issued in May 2024 expired. Upon the exercise of warrants, the Company will issue new shares of its common stock.

January 2024 Warrant Inducement and Private Placement

As described in Note 1, the issuance of the  January 2024 Warrants was considered as part of the cost of an inducement and the  January 2024 Warrants were valued using the Black-Scholes Model resulting in a $4.3 million deemed dividend that was recorded to additional paid-in-capital.

The key inputs for the Black-Scholes Model calculations on January 5, 2024 were as follows:

	January 2023	New Series A	New Series B
	Warrants	Warrants	Warrants
Stock price	$14.25	$14.25	$14.25
Risk-free interest rate	4.40%	4.02%	4.40%
Expected dividend yield	—	—	—
Expected term in years	2.1	5.0	1.5
Expected volatility	185%	138%	187%

May 2024 Warrant Inducement and Private Placement

As described in Note 1, the issuance of the  May 2024 Warrants was considered as part of the cost of an inducement and the  November 2023 Warrants and January 2024 Warrants were valued using the Black-Scholes Model resulting in a $4.5 million deemed dividend that was recorded to additional paid-in-capital.

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

The fair value of the warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027. The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 2023 Registered Direct Offering and Private Placement, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the January 2023 Registered Direct Offering and Private Placement. The Black-Scholes model was used to value any outstanding  October 2022 Warrants and January 2023 Warrants as of December 31, 2025 and 2024. The approach required management to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Company's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

	October 2022	January 2023
	Warrants	Warrants	Total
Fair value of warrants outstanding as of December 31, 2023	$426	$160	$586
Change in fair value of warrants	(299)	129	(170)
Exercise of warrants	(111)	(289)	(400)
Fair value of warrants outstanding as of December 31, 2024	16	—	16
Change in fair value of warrants	(15)	—	(15)
Fair value of warrants outstanding as of December 31, 2025	$1	$—	$1

The key inputs for the October 2022 Warrants using the Black-Scholes model were as follows:

	December 31,	December 31,
	2025	2024
Stock price	$0.68	$2.00
Risk-free interest rate	3.75%	4.27%
Expected dividend yield	—	—
Expected term in years	1.78	2.80
Expected volatility	151%	155%

Note 9 — Income Taxes

The Company has accumulated net losses since inception.  The Company recorded a minimal provision for the year ended December 31, 2025 and did not record an income tax provision or benefit during the year ended December 31, 2024.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, the 2025 rate reconciliation is presented in accordance with the new disclosure requirements, while the 2024 reconciliation continues to be presented under the disclosure requirements in effect for that period.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	For the year ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$(615)	21%
State and local income taxes, net of federal income tax effect(1)	2	0%
Tax credits	(59)	2%
Change in valuation allowance	(870)	30%
Non-deductible items	22	-1%
Other adjustments
Sale of subsidiary(2)	1,522	-52%
Provision for income taxes and effective income tax rate	$2	0%

(1)	During the year ended December 31, 2025, state taxes in Florida comprised greater than 50% of the tax effect in this category.
(2)	The sale of subsidiary is driven by the write-off of Baergic's tax attributes and other deferred tax assets due to the sale of the subsidiary in 2025. There is an offsetting impact within the Change in valuation allowance as the deferred tax assets maintained a full valuation allowance.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate for the year ended December 31, 2024 is as follows:

For the year ended December 31,
2024
Statutory federal income tax rate	21%
State rate change	(14)%
Credits	1%
None-deductible items	1%
Return to provision	(12)%
Change in fair value of warrant liability	(2)%
Change in valuation allowance	6%
Income taxes provision (benefit)	(0)%

The components of the net deferred tax asset as of December 31, 2025 and 2024 are the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$27,530	$27,114
Stock compensation and other	520	404
In process research and development	1,303	1,929
Accruals and reserves	38	3
Section 174 capitalization	2,143	2,536
Tax credits	3,043	2,995
Other	23	—
Total deferred tax assets	34,600	34,981
Less: valuation allowance	(34,600)	(34,981)
Deferred tax assets, net	$—	$—

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against it. A valuation allowance of approximately $34.6 million and $35.0 million was recorded as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $88.7 million and $144.3 million, respectively. Approximately $74.3 million of the federal net operating loss carryforwards and $3.2 million of the state net operating loss carryforwards can be carried forward indefinitely. The remaining $14.5 million of federal and $141.1 million of state net operating loss carryforwards will begin to expire, if not utilized, by 2035 and 2037, respectively. The Company has $3.0 million of research and development credit carryforwards, which will begin to expire, if not utilized, in 2035. Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code. The Company has not performed a Section 382 analysis as of December 31, 2025.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements, that have been recorded on the Company's consolidated financial statements for the periods year ended December 31, 2025 and 2024.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the periods ended December 31, 2025 and 2024.

The Company is subject to U.S. federal and various state taxes. Because of net operating losses, all federal tax years since inception remain open for the assessment of income taxes.  The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

    On July 4, 2025, President Donald J. Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitation rules, and expanded aggregation requirements for compensation deductibility limits. In accordance with ASC 740, the Company recognized the effects of the new tax law in the period enacted. As a result, the Company immediately expensed current-year domestic research and experimental expenditures and elected to continue amortizing its existing domestic capitalized research and experimental expenditures over their remaining useful lives. Due to the Company having a full valuation allowance, there were no impacts to the effective tax rate.

Under ASC 2023- 09, entities must disclose income taxes paid (net of refunds received), disaggregated between federal and state. This also requires disclosing income taxes paid (net of refunds) by individual jurisdictions that represent more than 5% of total income taxes paid (net of refunds).

Because the company does not have significant payments for the year ended December 31, 2025, no amounts are disclosed.

Note 10 — Subsequent Events

On February 18, 2026, Avenue entered into a license agreement with Duke University (“Duke”), whereby Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol for the treatment of lysosomal storage diseases. Under the ATX-04 License, Avenue agreed to make an upfront payment and reimburse certain patent expenses to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04. Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy (“ERT”).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.

By:	/s/ Alexandra MacLean, M.D.
Name: Alexandra MacLean, M.D.
Title: Chief Executive Officer and Director March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandra MacLean, M.D.	Chief Executive Officer and Director	March 30, 2026
Alexandra MacLean, M.D.	(Principal Executive Officer)

/s/ David Jin	Interim Chief Financial Officer and Chief Operating Officer	March 30, 2026
David Jin	(Principal Financial and Accounting Officer)

/s/ Jay Kranzler, M.D., Ph.D.	Chairman of the Board	March 30, 2026
Jay Kranzler, M.D., Ph.D.

/s/ Faith Charles	Director	March 30, 2026
Faith Charles

/s/ Neil Herskowitz	Director	March 30, 2026
Neil Herskowitz

/s/ Curtis Oltmans	Director	March 30, 2026
Curtis Oltmans

/s/ Lindsay A. Rosenwald, M.D.	Director	March 30, 2026
Lindsay A. Rosenwald, M.D.