Form 10-Q
period 2026-03-31
AVENUE THERAPEUTICS, INC.
filed 2026-05-08
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 6, 2026
Common Stock, $0.0001 par value	3,294,967

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended March 31, 2026

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$2,417	$2,855
Prepaid expenses and other current assets	51	76
Total assets	$2,468	$2,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$515	$468
Accounts payable and accrued expenses - related party	755	630
Warrant liability	—	1
Total current liabilities	1,270	1,099
Total liabilities	1,270	1,099

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized
Common shares, 3,294,967 and 3,183,558 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	107,382	107,321
Accumulated deficit	(106,184)	(105,489)
Total stockholders’ equity	1,198	1,832
Total liabilities and stockholders’ equity	$2,468	$2,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$200	$411
General and administrative	514	1,494
Loss from operations	(714)	(1,905)

Other income:
Interest income	18	32
Change in fair value of warrant liabilities	1	15
Total other income	19	47
Net loss	$(695)	$(1,858)

Net loss attributable to non-controlling interests	—	(6)
Net loss attributable to common stockholders	$(695)	$(1,852)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.21)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	3,293,729	2,970,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended March 31, 2026

	Class A Preferred				Additional		Total
	Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	250,000	$—	3,183,558	$—	$107,321	$(105,489)	$1,832
Share-based compensation	—	—	200	—	61	—	61
Issuance of common stock to Fortress	—	—	111,209	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	—	(695)	(695)
Balance at March 31, 2026	250,000	$—	3,294,967	$—	$107,382	$(106,184)	$1,198

Three months ended March 31, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share-based compensation	—	—	284	—	185	—	—	185
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Non-controlling interest in subsidiaries	—	—	—	—	231	—	(231)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(6)	(6)
Net loss attributable to common stockholders	—	—	—	—	—	(1,852)	—	(1,852)
Balance at March 31, 2025	250,000	$—	3,183,603	$—	$107,942	$(104,432)	$(1,178)	$2,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(695)	$(1,858)
Reconciliation of net loss to net cash used in operating activities:
Share-based compensation	61	185
Change in fair value of warrant liabilities	(1)	(15)
Issuance of common stock to Fortress	—	55
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	(14)
Accounts payable and accrued expenses	47	349
Accounts payable and accrued expenses - related party	125	112
Net cash used in operating activities	(438)	(1,186)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	2,094
Net cash provided by financing activities	—	2,094

Net change in cash and cash equivalents	(438)	908
Cash and cash equivalents, beginning of period	2,855	2,594
Cash and cash equivalents, end of period	$2,417	$3,502

Supplemental cash flow information:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$76	$55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates are clenbuterol ("ATX-04"), a selective β2-adrenergic agonist for Pompe disease, intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain and previously, through November 5, 2025, BAER-101 for the treatment of epilepsy and panic disorders.

Since  March 2025, the Company’s common stock has been quoted on the over-the-counter market (OTCID) under the symbol “ATXI”.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes its product development plan and may never become profitable. As of March 31, 2026, the Company had an accumulated deficit of $106.2 million. Due to uncertainties regarding future operations of the Company for the development of ATX-04 and a potential Phase 3 safety study for IV tramadol, the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The accompanying unaudited interim financial statements previously included the accounts of the Company's subsidiary, Baergic Bio, Inc. (“Baergic”) until its sale to Axsome Therapeutics, Inc. in November 2025. Because the Company owned less than 100% of Baergic, the Company recorded net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties.

Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K (the “2025 Form 10-K”) and filed with the SEC on March 30, 2026.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one operating and reportable segment.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The accounting guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Non-Controlling Interests

Non-controlling interests in consolidated entities represented the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest was retained was accounted for as an equity transaction between the controlling and non-controlling interests. Intercompany activity was eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which was based on ownership interests.

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

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	March 31,
	2026	2025
Unvested restricted stock units/awards	200	744
Deferred stock units	235,000	235,000
Warrants	772,731	1,476,200
Options	256,474	256,474
Class A Preferred shares(1)	222	223
Total potential dilutive effect	1,264,627	1,968,641

(1) Class A preferred shares are presented on an as-if converted basis.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three months ended March 31, 2026 and 2025.

Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2025 Form 10-K.

Accounting Standards Not Yet Adopted

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

Note 3 — Licenses/Supplier Agreements

ATX-04

In February 2026, Avenue entered into a license agreement with Duke University ("Duke"), pursuant to which Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to ATX-04 for the treatment of lysosomal storage diseases.

Under the ATX-04 License, Avenue made upfront payments totaling approximately $19,000 to Duke and has an obligation to make development, regulatory, and commercial milestone payments totaling approximately $15.6 million upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04.

Beginning with calendar year 2028 and until the first regulatory approval, Avenue is obligated to make minimum annual royalty payments. In the event the ATX-04 License is terminated, minimum royalty obligations will cease, and Avenue will only be responsible for amounts due up to the termination date.

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

AJ201 Termination

In February 2023, the Company entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”), whereby Avenue obtained an exclusive license (the “AnnJi License Agreement”) for exclusive rights to intellectual property related to AJ201, a clinical-stage product candidate. Under the AnnJi License Agreement, the Company made an upfront payment of $3.0 million, issued shares of Avenue stock in two tranches, and agreed to certain development, regulatory, and commercial milestone payments, as well as royalties on net sales.

On April 24, 2025, the Company and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue repurchased all shares previously issued to AnnJi for nominal consideration and paid approximately $0.2 million as consideration for legal expenses, which was accounted for as consideration payable to a customer and recorded as a reduction of revenue.

Under the Termination and Transfer Agreement, AnnJi agreed to pay the Company $1.6 million (net of withholding taxes), which was received in 2025. The Company recognized $1.4 million as other revenue during the quarter ended June 30, 2025, representing the consideration for the transfer of rights less the consideration for legal expenses.

The Company remains eligible to receive development and regulatory milestones relating to AJ201 of up to $5.0 million, commercial milestones of up to $17.0 million, a 1.75% royalty on future net sales of AJ201, and certain sublicense income subject to specified caps and conditions. Such amounts are considered variable consideration and are constrained until the achievement of the specified milestones. The Termination and Transfer Agreement also contains customary representations and warranties and provision related to confidentiality and indemnification.

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively.

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

Annual Equity Fee

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company issued 111,209 shares of common stock to Fortress as the Annual Stock Dividend on January 1, 2026 (as such term is defined in the Certificate of Incorporation), representing 2.5% of the fully-diluted outstanding equity of the Company on December 31, 2025. The value of these shares was recorded as common stock issuable to Fortress in the Statement of Stockholders’ Equity at December 31, 2025. The Company recorded an expense of approximately $0.1 million in research and development – licenses acquired related to these issuable shares during the year ended December 31, 2025.

Financing Equity Fee

For the three months ended March 31, 2026, the Company did not have a Financing Equity Fee.

For the three months ended March 31, 2025, the Company recorded a Financing Equity Fee of $0.1 million and issued 23,474 shares of the Company's common stock to Fortress.

Payables and Accrued Expenses Related Party

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

Founders Agreement and Management Services Agreement with Baergic

In connection with the Company’s previous ownership of Baergic, the Company was party to a Founders Agreement (“Avenue-Baergic Founders Agreement”) and a Management Services Agreement (“Avenue-Baergic MSA”) with Baergic, which were assigned to the Company in November 2022. Under the Avenue-Baergic Founders Agreement, the Company was entitled to (i) an annual stock dividend equal to 2.5% of Baergic’s fully-diluted equity, (ii) equity-based fees equal to 2.5% of certain financing transactions, (iii) a cash fee equal to 4.5% of Baergic’s annual net sales, and (iv) a change-in-control fee based on a multiple of net sales. Under the Avenue-Baergic MSA, the Company provided management and advisory services to Baergic and received an annual consulting fee of $0.5 million, which was subject to an increase of $1.0 million in years when Baergic’s net assets exceeded $100 million.

The Avenue-Baergic Founders Agreement and Avenue-Baergic MSA were terminated on November 5, 2025 in connection with the sale of Baergic.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accounts payable	$99	$94
Accrued employee compensation	232	181
Accrued other	184	193
Total accounts payable and accrued expenses	$515	$468

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of March 31, 2026, there was no litigation against the Company.

Note 7 - Stockholders' Equity

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

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding Common Stock and (B) the whole shares of Common Stock in to which the shares of outstanding Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority.

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,906 shares at March 31, 2026.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the three months ended  March 31, 2026:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2025	235,400	$3.19
Vested	(200)	85.50
Unvested balance at March 31, 2026	235,200	$2.53

At March 31, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of $38,000, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years. The expense is recognized over the vesting period of the awards.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of March 31, 2026, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	256,474	$9.74	8.6	$—
Outstanding at March 31, 2026	256,474	$9.74	8.4	$—
Expected to vest	81,950	$6.46	8.4	$—
Exercisable	174,524	$11.27	8.4	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of March 31, 2026, the total compensation cost related to non-vested options awards not yet recognized is approximately $0.1 million with a weighted average remaining vesting period of 0.6 years.

Stock-based compensation expense has been reported in the Company's consolidated statements of operations as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Research and development	$14	$40
General and administrative	47	145
Total stock-based compensation expense	$61	$185

Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2026:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic Value
	Warrants	Price	(in thousands)
Outstanding, December 31, 2025	772,741	$10.56	$—
Expired	(10)	0.11	—
Outstanding, March 31, 2026	772,731	$10.56	$—

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

In July 2022, the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals, Inc. ("InvaGen") under which the Company repurchased all of InvaGen's shares in Avenue, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million, which the Company accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. The Company recognizes changes in fair value within general and administrative expenses in the Unaudited Consolidated Statement of Operations. For the three months ended March 31, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were owed or made during the three months ended March 31, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of  March 31, 2026.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2025	$1
Change in fair value of warrants	(1)
Fair value of warrants outstanding as of March 31, 2026	$-

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	March 31,	December 31,
	2026	2025
Stock price	$0.29	$0.68
Risk-free interest rate	3.73%	3.75%
Expected dividend yield	—	—
Expected term in years	1.5	1.8
Expected volatility	187%	151%

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

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the fact that the OTCID Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a “penny stock” and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	and the risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Overview

Avenue Therapeutics, Inc. (“Avenue” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Our product candidates include ATX-04, a selective β2-adrenergic agonist for Pompe disease and an intravenous tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain. We may in the future acquire additional product candidates.

Our net loss for the three months ended March 31, 2026 and 2025 was approximately $0.7 million and $1.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $106.2 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

We are a majority-controlled subsidiary of Fortress. For related party transactions, see Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Avenue Therapeutics, Inc. was incorporated in Delaware on February 9, 2015. Our executive offices are located at 1111 Kane Concourse, Suite 301, Bay Harbor Islands, FL 33154. Our telephone number is (781) 652-4500, and our email address is info@avenuetx.com.

Recent Developments

ATX-04

In February 2026, we entered into a license agreement with Duke University (“Duke”), pursuant to which we obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol (“ATX-04”) for the treatment of lysosomal storage diseases.

Under the ATX-04 License, we made upfront payments totaling approximately $19,000 to Duke and have an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, we are obligated to pay a tiered low single-digit royalty on future net sales of ATX-04. Beginning with calendar year 2028 and until the first regulatory approval, we are obligated to make minimum annual royalty payments. In the event the ATX-04 License is terminated, minimum royalty obligations will cease, and we will only be responsible for amounts due up to the termination date.

ATX-04 was studied in a 52-week Phase I/II clinical study conducted at Duke in patients with Pompe disease on baseline ERT and demonstrated that ATX-04 treatment was associated with meaningful improvements across multiple clinically and biologically relevant domains. Treatment with ATX-04 resulted in improvements in six-minute walk distance, reflecting enhanced functional capacity, as well as increased respiratory muscle strength, including maximal inspiratory pressure. ATX-04 was also associated with reductions in muscle glycogen burden assessed by biopsy, increased GAA activity with improved intracellular trafficking, and broad normalization of disease-relevant gene expression. The therapy was generally well tolerated with chronic, titrated dosing.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the 2025 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025.

Accounting Pronouncements

See Note 2, “Significant Accounting Policies”, to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2025 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. Prior to the sale of Baergic in November 2025, the Company’s consolidated financial statements included the accounts of the Company and the accounts of the Company’s subsidiary, Baergic. All intercompany balances and transactions were eliminated. Because the Company owned less than 100% of Baergic, the Company recorded net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in Baergic by the respective non-controlling parties.

Results of Operations

General

At March 31, 2026, we had an accumulated deficit of $106.2 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended March 31, 2026 and 2025

	For The Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$200	$411	$(211)	(51)%
General and administrative	514	1,494	(980)	(66)%
Total operating expenses	714	1,905	(1,191)	(63)%
Loss from operations	(714)	(1,905)	1,191	63%

Other income:
Interest income	18	32	(14)	(44)%
Change in fair value of warrant liabilities	1	15	(14)	(93)%
Total other income	19	47	(28)	(60)%
Net loss	(695)	(1,858)	1,163	63%

Net loss attributable to non-controlling interests	—	(6)	6	100%
Net loss attributable to common stockholders	$(695)	$(1,852)	$1,157	62%

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

For the three months ended March 31, 2026 and 2025, research and development expenses were $0.2 million and $0.4 million, respectively. The decrease of $0.2 million was associated with a $0.1 million decrease in personnel related costs, and $0.1 million one-time costs incurred related to the termination of the AnnJi License Agreement in 2025.

We expect our research and development activities to increase as we begin to develop ATX-04 and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with the following:

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

For the three months ended March 31, 2026 and 2025, general and administrative expenses were $0.5 million and $1.5 million, respectively. The decrease of $1.0 million is related to a decrease of $0.8 million in legal expenses due to costs incurred related to the AnnJi License Agreement termination in 2025, a $0.1 million decrease in professional fees, and a $0.1 million decrease in personnel-related costs, including salaries, severance, benefits and stock-based compensation.

Interest Income

Interest income was $18,000 and $32,000 for the three months ended March 31, 2026 and 2025, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $1,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Liquidity and Capital Resources

At March 31, 2026, we had $2.4 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our product candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Since March 2025, our common stock has been quoted on the over-the-counter market ("OTCID") under the symbol “ATXI”. Being listed on the OTCID may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025
Total cash and cash equivalents provided by (used in):
Operating activities	$(438)	$(1,186)
Financing activities	—	2,094
Net increase (decrease) in cash and cash equivalents	$(438)	$908

Operating Activities

Net cash and cash equivalents used in operating activities was $0.4 million for the three months ended March 31, 2026, primarily comprised of our $0.7 million net loss, partially offset by increases of $0.2 million in operating assets and liabilities and $0.1 million in share-based compensation.

Net cash and cash equivalents used in operating activities was $1.2 million for the three months ended March 31, 2025, primarily comprised of our $1.9 million net loss, partially offset by $0.2 million in share-based compensation, $0.1 million for common shares issued to Fortress and an increase of $0.4 million in operating assets and liabilities.

Financing Activities

During the three months ended March 31, 2026, no net cash and cash equivalents was used in or provided by financing activities.

Net cash and cash equivalents provided by financing activities was $2.1 million for the three months ended March 31, 2025 primarily due to $2.1 million in net proceeds from the sale of common stock pursuant to the ATM Agreement.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, CROs, contract manufacturing organizations ("CMOs") and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

We have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory, and commercial milestones (such as clinical trial development, product approval by the FDA or other regulatory agencies, product launch, or product sales). These commitments include:

We are party to a license agreement with Revogenex, pursuant to which we maintain a worldwide exclusive license to make, market and sell IV tramadol. A regulatory milestone of $3.0 million is payable on approval and high single-digit to low double-digit royalties are payable on net sales.

We are party to a license agreement with Duke, pursuant to which we maintain a worldwide exclusive license to develop ATX-04. A regulatory milestone of $0.3 million is payable on approval and low single-digit royalties are payable on net sales. Additionally, beginning with calendar year 2028, we are obligated to make minimum annual royalty payments. In the event the ATX-04 License is terminated, minimum royalty obligations will cease, and we will only be responsible for amounts due up to the termination date.

We are party to a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4.0 million in aggregate. For the three months ended March 31, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were made during the three months ended March 31, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of March 31, 2026.

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

With respect to the quarter ended March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in the 2025 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2025 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q, including under “Forward-Looking Statements.” You should be aware that these risk factors and other information may not describe every risk our Company faces. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.4	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 3, 2023 (File No. 001-38114) and incorporated herein by reference.
3.5	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc., as filed on February 20, 2024, filed as Exhibit 3.1 to Form 8-K filed on February 23, 2024 (File No. 001-38114) and incorporated herein by reference.
3.6	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Avenue Therapeutics, Inc. as filed on April 25, 2024, filed as exhibit 3.1 to Form 8-K filed on April 26, 2024 (File No. 001-38114) and incorporated herein by reference.
3.7	Second Amended and Restated Bylaws of Avenue Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 10, 2023 (File No. 000-38114) and incorporated herein by reference.
10.1	Patent License Agreement, dated February 18, 2026, by and between Avenue Therapeutics, Inc. and Duke University.*
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2026. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2026. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2026. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2026. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: May 8, 2026	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: May 8, 2026	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)