Form 10-Q
period 2026-06-30
AVENUE THERAPEUTICS, INC.
filed 2026-08-07
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 4, 2026
Common Stock, $0.0001 par value	3,294,967

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended June 30, 2026

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$1,942	$2,855
Prepaid expenses and other current assets	34	76
Total assets	$1,976	$2,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$525	$468
Accounts payable and accrued expenses - related party	882	630
Warrant liability	—	1
Total current liabilities	1,407	1,099
Total liabilities	1,407	1,099

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized
Common shares, 3,294,967 and 3,183,558 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	107,443	107,321
Accumulated deficit	(106,874)	(105,489)
Total stockholders’ equity	569	1,832
Total liabilities and stockholders’ equity	$1,976	$2,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Other revenue	$—	$1,404	$—	$1,404

Operating expenses:
Research and development	$247	$192	$447	$603
General and administrative	460	915	974	2,408
Total operating expenses	707	1,107	1,421	3,011
Income (loss) from operations	(707)	297	(1,421)	(1,607)

Other income:
Interest income	17	31	35	62
Change in fair value of warrant liabilities	—	1	1	16
Total other income	17	32	36	78
Net income (loss)	$(690)	$329	$(1,385)	$(1,529)

Net loss attributable to non-controlling interests	—	(6)	—	(12)
Net income (loss) attributable to Avenue	$(690)	$335	$(1,385)	$(1,517)

Net income (loss) attributable to common stockholders	$(690)	$335	$(1,385)	$(1,517)

Net income (loss) per common share attributable to common stockholders, basic and diluted	$(0.21)	$0.11	$(0.42)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	3,294,967	3,183,558	3,294,351	3,077,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended June 30, 2026

	Class A Preferred				Additional		Total
	Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	250,000	$—	3,294,967	$—	$107,382	$(106,184)	$1,198
Share-based compensation	—	—	—	—	61	—	61
Net loss attributable to common stockholders	—	—	—	—	—	(690)	(690)
Balance at June 30, 2026	250,000	$—	3,294,967	$—	$107,443	$(106,874)	$569

Six Months Ended June 30, 2026

	Class A Preferred				Additional		Total
	Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	250,000	$—	3,183,558	$—	$107,321	$(105,489)	$1,832
Share based compensation	—	—	200	—	122	—	122
Issuance of common stock to Fortress	—	—	111,209	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	—	(1,385)	(1,385)
Balance at June 30, 2026	250,000	$—	3,294,967	$—	$107,443	$(106,874)	$569

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended June 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at March 31, 2025	250,000	$—	3,183,603	$—	$107,942	$(104,432)	$(1,178)	$2,332
Share-based compensation	—	—	(45)	—	175	—	—	175
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	42	—	(42)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(6)	(6)
Net loss attributable to common stockholders	—	—	—	—	—	335	—	335
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832

Six Months Ended June 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	239	—	360	—	—	360
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	273	—	(273)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(12)	(12)
Net loss attributable to common stockholders	—	—	—	—	—	(1,517)	—	(1,517)
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(1,385)	$(1,529)
Reconciliation of net loss to net cash used in operating activities:
Share-based compensation	122	360
Change in fair value of warrant liabilities	(1)	(16)
Issuance of common stock to Fortress	—	55
Gain on repurchase of common stock held by AnnJi	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42	43
Accounts payable and accrued expenses	57	298
Accounts payable and accrued expenses - related party	252	231
Receivable per license termination and transfer agreement	—	(800)
Net cash used in operating activities	(913)	(1,362)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	2,094
Net cash provided by financing activities	—	2,094

Net change in cash and cash equivalents	(913)	732
Cash and cash equivalents, beginning of period	2,855	2,594
Cash and cash equivalents, end of period	$1,942	$3,326

Supplemental cash flow information:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$76	$55

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes its product development plan and may never become profitable. As of June 30, 2026, the Company had an accumulated deficit of $106.9 million. Due to uncertainties regarding future operations of the Company for the development of ATX-04 and a potential Phase 3 safety study for IV tramadol, the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP, include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented and are stated in U.S. dollars. The Company’s consolidated financial statements included the accounts of the Company and the accounts of the Company’s subsidiary, until its sale in November 2025. All intercompany balances and transactions have been eliminated.

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

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding, including prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. In the periods where the Company has generated a net loss, diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	June 30,
	2026	2025
Unvested restricted stock units/awards	200	532
Deferred stock units	235,000	235,000
Warrants	772,731	1,476,200
Options	256,474	256,474
Class A Preferred shares(1)	222	222
Total potential dilutive effect	1,264,627	1,968,428

(1) Class A preferred shares are presented on an as-if converted basis.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three and six months ended June 30, 2026 and 2025.

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

IV Tramadol License

Effective as of February 17, 2015, Fortress transferred the Revogenex license and all other rights and obligations under the IV Tramadol License Agreement to the Company, pursuant to the terms of a Founders Agreement, which was subsequently amended and restated on September 13, 2016. In connection with the terms of the IV Tramadol License Agreement, Fortress purchased an exclusive license to IV tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland, for $2.0 million and paid an additional $1.0 million following the Company’s submission of its NDA for IV Tramadol. In addition, under the terms of the agreement, Revogenex is eligible to receive an additional milestone payment totaling $3.0 million upon the approval of IV tramadol from the U.S. Food and Drug Administration (“FDA”) as well as royalty payments on net sales of the product ranging in the high single digits to low double digits.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Consolidated Statements of Operations. For the three months ended June 30, 2026 and 2025, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded expense related to the MSA of $0.3 million and $0.3 million, respectively.

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

Financing Equity Fee

For the three and six months ended June 30, 2026, the Company did not have a Financing Equity Fee.

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

The Avenue-Baergic Founders Agreement and Avenue-Baergic MSA were terminated on November 5, 2025 in connection with the sale of Baergic.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accounts payable	$117	$94
Accrued employee compensation	276	181
Accrued other	132	193
Total accounts payable and accrued expenses	$525	$468

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of June 30, 2026, there was no litigation against the Company.

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

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Class A Preferred Stock shall be entitled to cast for each share of Class A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the number of shares of outstanding Common Stock and (B) the whole shares of Common Stock into which the shares of outstanding Class A Preferred Stock are convertible, and the denominator of which is number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority.

Each share of Class A Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock (the “Conversion Ratio”), subject to certain adjustments, including the adjustment for reverse stock splits described below. If the Company, at any time effects a subdivision or combination of the outstanding Common Stock (by any stock split, stock dividend, recapitalization, reverse stock split or otherwise), the applicable Conversion Ratio in effect immediately before that subdivision is proportionately decreased or increased, as applicable, so that the number of shares of Common Stock issuable on conversion of each share of Class A Preferred Stock shall be increased or decreased, as applicable, in proportion to such increase or decrease in the aggregate number of shares of Common Stock outstanding. Additionally, if any reorganization, recapitalization, reclassification, consolidation or merger involving the Company occurs in which the Common Stock (but not the Class A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Class A Preferred Stock becomes convertible into the kind and amount of securities, cash or other property which a holder of the number of shares of Common Stock of the Company issuable upon conversion of one share of the Class A Preferred Stock immediately prior to such reorganization, recapitalization, reclassification, consolidation or merger would have been entitled to receive pursuant to such transaction. Pursuant to the reverse stock splits by the Company in September 2022 and  April 2024, the Class A Preferred Stock has a Conversion Ratio of 1,125 Class A Preferred to one share of Common Stock.

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

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company was previously able to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. During the six months ended June 30, 2025, the Company sold an aggregate of 938,990 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million after deducting underwriting discounts. The Company is no longer able to utilize the ATM Agreement as a result of the suspension of its common stock from trading on Nasdaq. The following describes the Company’s ability to use the ATM Agreement until such suspension. Offers and sales of the shares are made pursuant to the Shelf, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act.

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

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,906 shares at June 30, 2026.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the six months ended  June 30, 2026:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2025	235,400	$3.19
Vested	(200)	85.50
Unvested balance at June 30, 2026	235,200	$2.53

At June 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of approximately $19,000, which is expected to be recognized over the remaining weighted-average vesting period of 0.3 years. The expense is recognized over the vesting period of the awards.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of June 30, 2026, the Company had 235,000 outstanding deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	256,474	$9.74	8.6	$—
Outstanding at June 30, 2026	256,474	$9.74	8.1	$—
Expected to vest	81,950	$6.46	8.2	$—
Exercisable	174,524	$11.27	8.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of June 30, 2026, the total compensation cost related to non-vested options awards not yet recognized is approximately $50,000 with a weighted average remaining vesting period of 0.4 years.

Stock-based compensation expense has been reported in the Company's consolidated statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$15	$31	$29	$71
General and administrative	46	144	93	289
Total stock-based compensation expense	$61	$175	$122	$360

Stock Warrants

The following table summarizes the warrant activity for the three and six months ended June 30, 2026:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic Value	Contractual Life
	Warrants	Price	(in thousands)	(in years)
Outstanding, December 31, 2025	772,741	$10.56	$—	3.3
Expired	(10)	0.11	—	—
Outstanding, June 30, 2026	772,731	$10.56	$—	2.8

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

In July 2022, the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals, Inc. ("InvaGen") under which the Company repurchased all of InvaGen's shares in Avenue, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million, which the Company accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. The Company recognizes changes in fair value within general and administrative expenses in the Unaudited Consolidated Statement of Operations. For the six months ended June 30, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were owed or made during the six months ended June 30, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of  June 30, 2026.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2025	$1
Change in fair value of warrants	(1)
Fair value of warrants outstanding as of June 30, 2026	$—

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	June 30,	December 31,
	2026	2025
Stock price	$0.28	$0.68
Risk-free interest rate	3.70%	3.75%
Expected dividend yield	—	—
Expected term in years	1.3	1.8
Expected volatility	206%	151%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net loss for the six months ended June 30, 2026 and 2025 was approximately $1.4 million and $1.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $106.9 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

Current Product Candidates

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

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2025 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting standards.

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

Results of Operations

General

At June 30, 2026, we had an accumulated deficit of $106.9 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended June 30, 2026 and 2025

	For The Three Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Other revenue	$—	$1,404	$(1,404)	(100)%

Operating expenses:
Research and development	$247	$192	$55	29%
General and administrative	460	915	(455)	(50)%
Total operating expenses	707	1,107	(400)	(36)%
Income (loss) from operations	(707)	297	(1,004)	(338)%

Other income:
Interest income	17	31	(14)	(45)%
Change in fair value of warrant liabilities	—	1	(1)	(100)%
Total other income	17	32	(15)	(47)%
Net income (loss)	(690)	329	(1,019)	(310)%

Net loss attributable to non-controlling interests	—	(6)	6	100%
Net income (loss) attributable to common stockholders	$(690)	$335	$(1,025)	(306)%

Revenue

No revenue was recognized for the three months ended June 30, 2026. For the three months ended June 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer.

Research and Development Expenses

For the three months ended June 30, 2026 and 2025, research and development expenses were $0.2 million and $0.2 million, respectively, reflecting increased consulting costs offset by a decrease in personnel related expenses.

We expect our research and development activities to increase as we begin to develop ATX-04 and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with employee-related expenses, license fees and milestone payments related to in-licensed product and technology, expenses incurred under agreements with contract research organizations ("CROs"), investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials, and costs associated with non-clinical activities, and regulatory interactions, submissions, and approvals.

General and Administrative Expenses

For the three months ended June 30, 2026 and 2025, general and administrative expenses were $0.5 million and $0.9 million, respectively. The decrease of $0.4 million is related to a decrease of $0.3 million in personnel-related costs, including salaries, severance, benefits and stock-based compensation, and a $0.1 million decrease in professional fees.

Interest Income

Interest income was $17,000 and $31,000 for the three months ended June 30, 2026 and 2025, respectively.

Change in Fair Value of Warrant Liabilities

There was no material change in fair value for the three months ended June 30, 2026. The change in fair value of warrant liabilities was a gain of approximately $1,000 for the three months ended June 30, 2025. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Comparison of the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Other revenue	$—	$1,404	$(1,404)	(100)%

Operating expenses:
Research and development	447	603	(156)	(26)%
General and administrative	974	2,408	(1,434)	(60)%
Total operating expenses	1,421	3,011	(1,590)	(53)%
Loss from operations	(1,421)	(1,607)	186	12%

Other income:
Interest income	35	62	(27)	(44)%
Change in fair value of warrant liabilities	1	16	(15)	(94)%
Total other income	36	78	(42)	(54)%
Net loss	(1,385)	(1,529)	144	9%

Net loss attributable to non-controlling interests	—	(12)	12	100%
Net loss attributable to common stockholders	$(1,385)	$(1,517)	$132	9%

Revenue

No revenue was recognized for the six months ended June 30, 2026. For the six months ended June 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer.

Research and Development Expenses

For the six months ended June 30, 2026 and 2025, research and development expenses were $0.4 million and $0.6 million, respectively. The decrease of $0.2 million was associated with a $0.2 million decrease in personnel related costs, including salaries, severance, benefits and stock-based compensation.

We expect our research and development activities to increase as we begin to develop ATX-04 and attempt to gain regulatory approval for our existing product candidates, reflecting costs associated with employee-related expenses, license fees and milestone payments related to in-licensed product and technology, expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials, and costs associated with non-clinical activities, and regulatory interactions, submissions, and approvals.

General and Administrative Expenses

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $1.0 million and $2.4 million, respectively. The decrease of $1.4 million is related to a decrease of $0.9 million in legal expenses due to costs incurred related to the AnnJi License Agreement termination in 2025, a $0.4 million decrease in personnel-related costs, including salaries, severance, benefits and stock-based compensation, and a $0.1 million decrease in professional fees.

Interest Income

Interest income was $35,000 and $62,000 for the six months ended June 30, 2026 and 2025, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $1,000 and $16,000 for the six months ended June 30, 2026 and 2025, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Liquidity and Capital Resources

At June 30, 2026, we had $1.9 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our product candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Since March 2025, our common stock has been quoted on the over-the-counter market ("OTCID") under the symbol “ATXI”. Being listed on the OTCID may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025
Total cash and cash equivalents provided by (used in):
Operating activities	$(913)	$(1,362)
Financing activities	—	2,094
Net increase (decrease) in cash and cash equivalents	$(913)	$732

Operating Activities

Net cash and cash equivalents used in operating activities was $0.9 million for the six months ended June 30, 2026, primarily comprised of our $1.4 million net loss, partially offset by increases of $0.4 million in operating assets and liabilities and $0.1 million in share-based compensation.

Net cash and cash equivalents used in operating activities was $1.4 million for the six months ended June 30, 2025, primarily comprised of our $1.5 million net loss and a decrease of $0.8 million in receivables from AnnJi, partially offset by an increase of $0.5 million in operating assets and liabilities and $0.4 million in share-based compensation.

Financing Activities

During the six months ended June 30, 2026, no net cash and cash equivalents was used in or provided by financing activities.

Net cash and cash equivalents provided by financing activities was $2.1 million for the six months ended June 30, 2025 primarily due to $2.1 million in net proceeds from the sale of common stock pursuant to the ATM Agreement.

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

We are party to a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half percent (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4.0 million in aggregate. For the six months ended June 30, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were made during the six months ended June 30, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of June 30, 2026.

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

With respect to the quarter ended June 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: August 6, 2026	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: August 6, 2026	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)