Form 10-Q
period 2026-09-30
AVENUE THERAPEUTICS, INC.
filed 2026-11-06
CIK 1644963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 4, 2026
Common Stock, $0.0001 par value	3,294,967

AVENUE THERAPEUTICS, INC.

Form 10‑Q

For the Quarter Ended September 30, 2026

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$1,520	$2,855
Prepaid expenses and other current assets	10	76
Total assets	$1,530	$2,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$599	$468
Accounts payable and accrued expenses - related party	1,006	630
Warrant liability	—	1
Total current liabilities	1,605	1,099
Total liabilities	1,605	1,099

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock ($0.0001 par value), 2,000,000 shares authorized
Class A Preferred Stock, 250,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock ($0.0001 par value), 200,000,000 shares authorized
Common shares, 3,294,967 and 3,183,558 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	107,490	107,321
Accumulated deficit	(107,565)	(105,489)
Total stockholders’ equity (deficit)	(75)	1,832
Total liabilities and stockholders’ equity (deficit)	$1,530	$2,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Other revenue	$—	$—	$—	$1,404

Operating expenses:
Research and development	$212	$177	$659	$780
General and administrative	492	547	1,466	2,955
Total operating expenses	704	724	2,125	3,735
Income (loss) from operations	(704)	(724)	(2,125)	(2,331)

Other income:
Interest income	13	34	48	96
Change in fair value of warrant liabilities	—	(2)	1	14
Total other income	13	32	49	110
Net income (loss)	$(691)	$(692)	$(2,076)	$(2,221)

Net loss attributable to non-controlling interests	—	(9)	—	(21)
Net income (loss) attributable to Avenue	$(691)	$(683)	$(2,076)	$(2,200)

Net income (loss) attributable to common stockholders	$(691)	$(683)	$(2,076)	$(2,200)

Net income (loss) per common share attributable to common stockholders, basic and diluted	$(0.20)	$(0.21)	$(0.60)	$(0.71)

Weighted average number of common shares outstanding, basic and diluted	3,475,687	3,183,558	3,472,315	3,113,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended September 30, 2026

	Class A Preferred				Additional		Total
	Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2026	250,000	$—	3,294,967	$—	$107,443	$(106,874)	$569
Share-based compensation	—	—	—	—	47	—	47
Net loss attributable to common stockholders	—	—	—	—	—	(691)	(691)
Balance at September 30, 2026	250,000	$—	3,294,967	$—	$107,490	$(107,565)	$(75)

Nine Months Ended September 30, 2026

	Class A Preferred				Additional		Total
	Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	250,000	$—	3,183,558	$—	$107,321	$(105,489)	$1,832
Share based compensation	—	—	200	—	169	—	169
Issuance of common stock to Fortress	—	—	111,209	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	—	(2,076)	(2,076)
Balance at September 30, 2026	250,000	$—	3,294,967	$—	$107,490	$(107,565)	$(75)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands, except share amounts)

Three months ended September 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at June 30, 2025	250,000	$—	3,183,558	$—	$108,155	$(104,097)	$(1,226)	$2,832
Share-based compensation	—	—	—	—	163	—	—	163
Non-controlling interest in subsidiaries	—	—	—	—	19	—	(19)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(9)	(9)
Net loss attributable to common stockholders	—	—	—	—	—	(683)	—	(683)
Balance at September 30, 2025	250,000	$—	3,183,558	$—	$108,337	$(104,780)	$(1,254)	$2,303

Nine Months Ended September 30, 2025

	Class A Preferred				Additional		Non-	Total
	Shares		Common Shares		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	250,000	$—	2,108,670	$—	$105,377	$(102,580)	$(941)	$1,856
Share based compensation	—	—	239	—	523	—	—	523
Issuance of common stock to Fortress	—	—	135,659	—	55	—	—	55
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	938,990	—	2,094	—	—	2,094
Shares receivable from AnnJi	—	—	—	—	(4)	—	—	(4)
Non-controlling interest in subsidiaries	—	—	—	—	292	—	(292)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Net loss attributable to common stockholders	—	—	—	—	—	(2,200)	—	(2,200)
Balance at September 30, 2025	250,000	$—	3,183,558	$—	$108,337	$(104,780)	$(1,254)	$2,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.

Unaudited Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(2,076)	$(2,221)
Reconciliation of net loss to net cash used in operating activities:
Share-based compensation	169	523
Change in fair value of warrant liabilities	(1)	(14)
Issuance of common stock to Fortress	—	55
Gain on repurchase of common stock held by AnnJi	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66	62
Accounts payable and accrued expenses	131	225
Accounts payable and accrued expenses - related party	376	395
Net cash used in operating activities	(1,335)	(979)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	2,094
Net cash provided by financing activities	—	2,094

Net change in cash and cash equivalents	(1,335)	1,115
Cash and cash equivalents, beginning of period	2,855	2,594
Cash and cash equivalents, end of period	$1,520	$3,709

Supplemental cash flow information:
Issuance of common shares - Founders Agreement and equity fee to Fortress	$76	$55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVENUE THERAPEUTICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Avenue Therapeutics, Inc. (the “Company” or “Avenue”) was incorporated in Delaware on February 9, 2015, as a wholly-owned subsidiary of Fortress Biotech, Inc. (“Fortress”). Avenue is a specialty pharmaceutical company focused on the development and commercialization of therapies for the treatment of neurologic diseases. Avenue's current product candidates are clenbuterol ("ATX-04"), a selective β2-adrenergic agonist for Pompe disease, intravenous tramadol (“IV tramadol”) for the treatment of post-operative acute pain and previously, through November 2025, BAER-101 for the treatment of epilepsy and panic disorders.

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

The Company is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes its product development plan and may never become profitable. As of September 30, 2026, the Company had an accumulated deficit of $107.6 million. Due to uncertainties regarding future operations of the Company for the development of ATX-04, the Company will need to secure additional funds through equity or debt offerings, the timing of which is unknown at this time. The Company cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively cause substantial doubt about the Company’s ability to continue as a going concern to exist within one year from the date of this report. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding, including vested, settlement deferred restricted stock units, prefunded warrants and shares held in abeyance, during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. In the periods where the Company has generated a net loss, diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive. Dividends declared are paid and set aside among the holders of shares of common stock and Class A Preferred stock pro-rata on an as-if-converted basis.

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	As of
	September 30,
	2026	2025
Unvested restricted stock units/awards	200	532
Deferred stock units	—	235,000
Warrants	772,731	1,476,200
Options	256,474	256,474
Class A Preferred shares(1)	222	222
Total potential dilutive effect	1,029,627	1,968,428

(1) Class A preferred shares are presented on an as-if converted basis.

The Company considers Class A preferred stock to be an additional class of common stock for the purpose of calculating net loss per share, as it does not have preferential rights in liquidation when compared to the Company's common stock, and therefore losses are allocated to these additional classes using the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having rights that would otherwise have been available to common stockholders. Earnings allocated to the Class A preferred stock are not material for the three and nine months ended September 30, 2026 and 2025.

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

On October 29, 2018, the Company and Zaklady Farmaceutyczne Polpharma (“Polpharma”) extended the term of their exclusive supply agreement for drug product of IV tramadol to eight years from the date of the launch of the product. In addition, under the terms of the amended agreement, Polpharma was eligible to receive a milestone payment totaling $2.0 million upon the approval of IV tramadol from the FDA, as well as a low single digit royalty on net sales of the product for five years after launch. In September 2026, the Company and Polpharma entered into a termination agreement, pursuant to which the parties terminated the manufacturing agreement related to the manufacture of IV tramadol.

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

Note 4 — Related Party Agreements

Founders Agreement and Management Services Agreement with Fortress

In February 2015, Fortress entered into a Management Services Agreement (the “MSA”) with the Company to provide services for the Company pursuant to the terms of the MSA. Expenses related to the MSA are recorded 50% in research and development expenses and 50% in general and administrative expenses in the Unaudited Consolidated Statements of Operations. For the three months ended September 30, 2026 and 2025, the Company recorded expense related to the MSA of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded expense related to the MSA of $0.4 million and $0.4 million, respectively.

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

Financing Equity Fee

For the three and nine months ended September 30, 2026, the Company did not have a Financing Equity Fee.

For the three months ended September 30, 2025, the Company recorded no Financing Equity Fee. For the nine months ended September 30, 2025, the Company recorded a Financing Equity Fee of $0.1 million and issued 23,474 shares of the Company's common stock to Fortress.

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

The Avenue-Baergic Founders Agreement and Avenue-Baergic MSA were terminated on November 5, 2025 in connection with the sale of Baergic.

Note 5 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accounts payable	$76	$94
Accrued employee compensation	324	181
Accrued other	199	193
Total accounts payable and accrued expenses	$599	$468

Note 6 - Commitments and Contingencies

Leases

The Company is not party to any leases for office space or equipment.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company will accrue the most likely amount of such loss, and if such amount is not determinable, then the Company will accrue the minimum of the range of probable loss. As of September 30, 2026, there was no litigation against the Company.

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

Capital Raises

2021 Shelf

On December 7, 2021, the Company filed a shelf registration statement (File No. 333-261520) on Form S-3, which was declared effective on December 10, 2021 (the “Shelf”). The Company filed a replacement shelf registration on Form S-3 on December 4, 2024 (the “Replacement Shelf”), which has not yet become effective under the Securities Act of 1933, as amended (the “Securities Act”). On July 17, 2025, Nasdaq filed a Form 25 with the SEC, and as of this date, the Company is ineligible to use Form S-3. The Replacement Shelf was later withdrawn. On December 15, 2025, we filed a Post-Effective Amendment No. 1 for Form S-3 on Form S-1 (File No. 333-279125), which Post-Effective Amendment was declared effective on December 16, 2025.

ATM Facility

On May 10, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (the “ATM Manager”) under which the Company was previously able to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, through or to the ATM Manager. During the nine months ended September 30, 2025, the Company sold an aggregate of 938,990 shares of its common stock pursuant to the ATM Agreement, resulting in net proceeds of approximately $2.1 million after deducting underwriting discounts. The Company is no longer able to utilize the ATM Agreement as a result of the suspension of its common stock from trading on Nasdaq. The following describes the Company’s ability to use the ATM Agreement until such suspension. Offers and sales of the shares were made pursuant to the Shelf, and the related prospectus supplement dated May 10, 2024 (including such replacement registration statement as may be filed with the SEC, the “ATM Registration Statement”) and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act.

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

Equity Incentive Plan

The Company has in effect the Avenue Therapeutics, Inc. 2015 Incentive Plan (as amended, the “2015 Incentive Plan”). The 2015 Incentive Plan was adopted in January 2015 by the Company's stockholders and, in December 2021, the Company’s stockholders approved an amendment to the plan to increase the number of authorized shares issuable to 3,556 shares. On January 30, 2023, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 70,223 shares. On June 24, 2024, the Company’s stockholders approved an amendment to the 2015 Incentive Plan to increase the number of authorized shares issuable to 5,070,223 shares, which extended the term of the 2015 Incentive Plan to June 24, 2034, to increase the limit of the number of shares that may be issued upon exercise of incentive stock options by 5,000,000 shares, and to increase the annual share limit awards for non-employee directors to 500,000. Under the 2015 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2015 Incentive Plan authorizes grants to issue up to 5,070,223 shares of authorized but unissued common stock and limits the term of each option to no more than 10 years from the date of grant.

Total shares available for the issuance of stock-based awards under the Company’s 2015 Incentive Plan was 4,575,906 shares at September 30, 2026.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the restricted stock unit and award activity during the nine months ended  September 30, 2026:

	Number of	Weighted
	Units and	Average Grant
	Awards	Date Fair Value
Unvested balance at December 31, 2025	235,400	$3.19
Vested	(200)	85.50
Vested - settlement deferred	(235,000)	2.46
Unvested balance at September 30, 2026	200	$85.50

At September 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock units and restricted stock awards of approximately $1,000, which is expected to be recognized over the remaining weighted-average vesting period of 0.3 years. The expense is recognized over the vesting period of the awards.

The Company offers certain executives and key employees the opportunity to defer settlement of vested restricted stock units as part of our nonqualified deferred compensation plan. As of September 30, 2026, the Company had 235,000 vested, settlement deferred restricted stock units.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	256,474	$9.74	8.6	$—
Outstanding at September 30, 2026	256,474	$9.74	7.9	$—
Expected to vest	78,452	$2.94	8.0	$—
Exercisable	178,022	$12.73	7.8	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of September 30, 2026, the total compensation cost related to non-vested options awards not yet recognized is approximately $21,000 with a weighted average remaining vesting period of 0.3 years.

Stock-based compensation expense has been reported in the Company's consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$9	$31	$38	$102
General and administrative	38	132	131	421
Total stock-based compensation expense	$47	$163	$169	$523

Stock Warrants

The following table summarizes the warrant activity for the three and nine months ended September 30, 2026:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic Value	Contractual Life
	Warrants	Price	(in thousands)	(in years)
Outstanding, December 31, 2025	772,741	$10.56	$—	3.3
Expired	(10)	0.11	—	—
Outstanding, September 30, 2026	772,731	$10.56	$—	2.5

Upon the exercise of warrants, the Company will issue new shares of its common stock.

InvaGen Share Repurchase

In July 2022, the Company entered into a share repurchase agreement with InvaGen Pharmaceuticals, Inc. ("InvaGen") under which the Company repurchased all of InvaGen's shares in Avenue, the Company agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds of future financings, up to $4.0 million, which the Company accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. The Company recognizes changes in fair value within general and administrative expenses in the Unaudited Consolidated Statement of Operations. For the nine months ended September 30, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were owed or made during the nine months ended September 30, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of  September 30, 2026.

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

Fair Value of Warrant Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

October 2022
Warrants
Fair value of warrants outstanding as of December 31, 2025	$1
Change in fair value of warrants	(1)
Fair value of warrants outstanding as of September 30, 2026	$—

The key inputs for the  October 2022 Warrants using the Black-Scholes model were as follows:

	September 30,	December 31,
	2026	2025
Stock price	$0.27	$0.68
Risk-free interest rate	4.02%	3.75%
Expected dividend yield	—	—
Expected term in years	1.0	1.8
Expected volatility	242%	151%

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

●	the fact that Fortress Biotech, Inc. (“Fortress”) controls a majority of the voting power of our outstanding capital stock and has rights to receive significant share grants annually;

●	the fact that the OTCID Market is a thinly traded market lacking in liquidity, and subject to volatility;

●	our common stock may be considered a “penny stock” and, therefore, may be subject to certain rules that make it difficult for brokers, dealers, or investors to sell the shares; and

●	the risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Our net loss for the nine months ended September 30, 2026 and 2025 was approximately $2.1 million and $2.2 million, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $107.6 million. Substantially all our net losses resulted from costs incurred for research and development, and general and administrative purposes.

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

Based on this data, Avenue is currently in discussions with the FDA regarding a pivotal study design for Pompe disease, and subsequent to those discussions, will seek to raise the necessary capital to fund the pivotal study and initiate the trial.

IV Tramadol

We participated in a Type C meeting with the FDA in March 2023 to discuss a proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV tramadol relative to an approved opioid analgesic. We announced in April 2023 that we received official meeting minutes from the Type C meeting with the FDA. The Type C meeting minutes indicated that we were in agreement with the FDA on a majority of the proposed protocol. The minutes indicated that the FDA also agreed that a successful study will support the submission of a complete response to the second Complete Response Letter for IV tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the FDA's Division of Anesthesia, Analgesia, and Addiction Products.

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

We are currently evaluating the path forward for IV tramadol as a product candidate. The initiation of the study is subject to the Company obtaining the necessary financing or partnership.

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

Results of Operations

General

At September 30, 2026, we had an accumulated deficit of $107.6 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are still in development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

Comparison of the Three Months Ended September 30, 2026 and 2025

	For The Three Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$212	$177	$35	20%
General and administrative	492	547	(55)	(10)%
Total operating expenses	704	724	(20)	(3)%
Income (loss) from operations	(704)	(724)	20	(3)%

Other income:
Interest income	13	34	(21)	(62)%
Change in fair value of warrant liabilities	—	(2)	2	(100)%
Total other income	13	32	(19)	(59)%
Net income (loss)	(691)	(692)	1	(0)%

Net loss attributable to non-controlling interests	—	(9)	9	100%
Net income (loss) attributable to common stockholders	$(691)	$(683)	$(8)	1%

Research and Development Expenses

For the three months ended September 30, 2026 and 2025, research and development expenses were relatively consistent at approximately $0.2 million and $0.2 million, respectively, reflecting increased consulting costs offset by a decrease in personnel-related expenses.

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

General and Administrative Expenses

For the three months ended September 30, 2026 and 2025, general and administrative expenses were relatively consistent at approximately $0.5 million and $0.5 million, respectively, reflecting increased professional service-related costs, offset by decreased personnel-related expenses.

Interest Income

Interest income was $13,000 and $34,000 for the three months ended September 30, 2026 and 2025, respectively.

Change in Fair Value of Warrant Liabilities

There was no material change in fair value for the three months ended September 30, 2026. The change in fair value of warrant liabilities was a loss of approximately $2,000 for the three months ended September 30, 2025. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Other revenue	$—	$1,404	$(1,404)	(100)%

Operating expenses:
Research and development	659	780	(121)	(16)%
General and administrative	1,466	2,955	(1,489)	(50)%
Total operating expenses	2,125	3,735	(1,610)	(43)%
Loss from operations	(2,125)	(2,331)	206	9%

Other income:
Interest income	48	96	(48)	(50)%
Change in fair value of warrant liabilities	1	14	(13)	(93)%
Total other income	49	110	(61)	(55)%
Net loss	(2,076)	(2,221)	145	7%

Net loss attributable to non-controlling interests	—	(21)	21	100%
Net loss attributable to common stockholders	$(2,076)	$(2,200)	$124	6%

Revenue

No revenue was recognized for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, we generated $1.4 million of net revenue related to the AnnJi license termination and program transfer.

Research and Development Expenses

For the nine months ended September 30, 2026 and 2025, research and development expenses were $0.7 million and $0.8 million, respectively. The decrease of $0.1 million was associated with a $0.2 million decrease in personnel related costs, including salaries, benefits and stock-based compensation, partially offset by a $0.1 million increase in consulting costs.

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

General and Administrative Expenses

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $1.5 million and $3.0 million, respectively. The decrease of $1.5 million is related to a decrease of $0.8 million in legal expenses due to costs incurred related to the AnnJi License Agreement termination in 2025, a $0.5 million decrease in personnel-related costs, including salaries, severance, benefits and stock-based compensation, a $0.1 million decrease in equity fees to Fortress associated with financing activities in 2025, and a $0.1 million decrease in consulting costs.

Interest Income

Interest income was $48,000 and $96,000 for the nine months ended September 30, 2026 and 2025, respectively.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a gain of approximately $1,000 and $14,000 for the nine months ended September 30, 2026 and 2025, respectively. Warrants to purchase common stock that are required to be classified as a liability are valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price.

Liquidity and Capital Resources

At September 30, 2026, we had $1.5 million in cash and cash equivalents. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common stock. We expect that our expenses will continue for the foreseeable future as we continue to advance our product candidates through clinical development and ultimately regulatory approval, and seek opportunities to license or acquire additional products. We will require additional financing to carry out our business plan and implement our strategy, and continue to analyze various alternatives, including potentially obtaining lines of credit, debt or equity financings. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Since March 2025, our common stock has been quoted on the over-the-counter market ("OTCID") under the symbol “ATXI”. Being listed on the OTCID may make it more difficult for us to obtain additional funding. For example, we are no longer eligible to use our shelf registration statement on Form S-3, which means we cannot access our ATM facility under the At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC dated May 10, 2024. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product candidates or marketing territories. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan for more than 12 months from the date of issuance of the accompanying unaudited consolidated financial statements. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Total cash and cash equivalents provided by (used in):
Operating activities	$(1,335)	$(979)
Financing activities	—	2,094
Net increase (decrease) in cash and cash equivalents	$(1,335)	$1,115

Operating Activities

Net cash and cash equivalents used in operating activities was $1.3 million for the nine months ended September 30, 2026, primarily comprised of our $2.1 million net loss, partially offset by increases of $0.6 million in operating assets and liabilities and $0.2 million in share-based compensation.

Net cash and cash equivalents used in operating activities was $1.0 million for the nine months ended September 30, 2025, primarily comprised of our $2.2 million net loss, partially offset by an increase of $0.7 million in operating assets and liabilities and $0.5 million in share-based compensation.

Financing Activities

During the nine months ended September 30, 2026, no net cash and cash equivalents was used in or provided by financing activities.

Net cash and cash equivalents provided by financing activities was $2.1 million for the nine months ended September 30, 2025 primarily due to $2.1 million in net proceeds from the sale of common stock pursuant to the ATM Agreement.

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

We are party to a share repurchase agreement with InvaGen, which requires us to pay InvaGen seven and a half percent (7.5%) of the proceeds of future financings, as defined in the agreement, up to $4.0 million in aggregate. For the nine months ended September 30, 2025, the Company made payments totaling $0.2 million to InvaGen. No such payments were made during the nine months ended September 30, 2026. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement as of September 30, 2026.

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

With respect to the quarter ended September 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
31.1

Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2026. *

31.2

Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2026. *

32.1	Certification of Principal Executive Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2026. **
32.2	Certification of Principal Financial Officer of Avenue Therapeutics, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2026. **
101

The following financial information from the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avenue Therapeutics, Inc.
(Registrant)

Date: November 6, 2026	By: /s/ Alexandra MacLean, M.D.
Alexandra MacLean, M.D.
Chief Executive Officer and Director

Date: November 6, 2026	By: /s/ David Jin
David Jin
Interim Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)